Form 10-Q
period 2000-10-31
BOWLIN TRAVEL CENTERS INC
filed 2001-01-16
CIK 1124653

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
     For the transition period from _____________ to ______________


                        Commission File Number 000-31701

                           BOWLIN TRAVEL CENTERS, INC.
             (Exact name of registrant as specified in its charter)


           NEVADA                                         85-0473277
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

150 LOUISIANA NE, ALBUQUERQUE, NM                           87108
(Address of principal executive offices)                 (Zip Code)


                     Issuer's telephone number: 505-266-5985


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

As of January 12, 2001, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.           Financial Statements

                  Balance Sheets as of October 31, 2000
                  and January 31, 2000..................................... 2

                  Statements of Operations for the Three and Nine
                  Months Ended October 31, 2000 and 1999................... 3

                  Statements of Cash Flows for the
                  Nine Months Ended October 31, 2000 and 1999.............. 4

                  Notes to the Financial Statements........................ 5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 7

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk..............................................12

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings........................................12

Item 2.           Changes in Securities and Use of Proceeds ...............12

Item 3.           Defaults Upon Senior Securities..........................12

Item 4.           Submission of Matters to a Vote of Security Holders......12

Item 5.           Other Information........................................12

Item 6.           Exhibits and Reports on Form 8-K.........................13

                  Signatures...............................................14

                           BOWLIN TRAVEL CENTERS, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.

                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                      OCTOBER 31,   JANUARY 31,
                                                         2000          2000
                                                      (Unaudited)
                                                      -----------   -----------
                                 ASSETS

Current assets:
    Cash and cash equivalents                         $     2,924   $     1,389
    Accounts receivable, other                                111           559
    Accounts receivable, related parties                       75           122
    Inventories                                             3,505         3,530
    Prepaid expenses                                          241           106
    Other current assets                                        9            13
    Notes receivable, related parties                          24            14
                                                      -----------   -----------

    Total current assets                                    6,889         5,733

Property & equipment, net                                  10,170        10,761
Intangible assets, net                                        304           328
Other assets                                                  367           169
                                                      -----------   -----------

    Total assets                                      $    17,730   $    16,991
                                                      ===========   ===========


              LIABILITIES AND PARENT'S EQUITY IN DIVISION

Current liabilities:
    Accounts payable                                        1,167         1,218
    Current installments of long-term debt                    492           492
    Accrued salaries                                           63           152
    Accrued liabilities                                       244           183
                                                      -----------   -----------

    Total current liabilities                               1,966         2,045

Deferred income taxes                                         616           593
Long-term debt, less current installments                   5,845         6,232
                                                      -----------   -----------

    Total liabilities                                       8,427         8,870

Parent's equity in division                                 9,303         8,121
                                                      -----------   -----------
    Total liabilities and parent's equity
      in division                                     $    17,730   $    16,991
                                                      ===========   ===========


                 See accompanying notes to financial statements.

                          BOWLIN TRAVEL CENTERS, INC.


            STATEMENTS OF OPERATIONS AND PARENT'S EQUITY IN DIVISION
                 (in thousands, except share and per share data)

                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                           OCTOBER 31,       OCTOBER 31,           OCTOBER 31,      OCTOBER 31,
                                              2000               1999                  2000             1999
                                           (Unaudited)       (Unaudited)           (Unaudited)      (Unaudited)
                                           -----------       -----------           -----------      -----------
Gross sales                                $     6,475       $     6,905           $    21,227      $    20,977
Less discounts on sales                             97                97                   298              278
                                           -----------       -----------           -----------      -----------
     Net sales                                   6,378             6,808                20,929           20,699

Cost of goods sold                               4,481             4,844                14,653           14,319
                                           -----------       -----------           -----------      -----------
     Gross profit                                1,897             1,964                 6,276            6,380

General and administrative expenses             (1,723)           (1,800)               (5,126)          (5,319)
Depreciation and amortization                     (213)             (185)                 (590)            (540)
Management fee income                               57                52                   161              155
                                           -----------       -----------           -----------      -----------
     Operating income                               18                31                   721              676

Non-operating income (expense):
     Interest income                                45                31                   102               80
     Gain from insurance proceeds                   --               532                    --              759
     Gain (loss) on sale/abandonment
       of  property and equipment                  (26)                4                   106               10
     Interest expense                             (152)             (150)                 (471)            (444)
                                           -----------       -----------           -----------      -----------
     Total non-operating income (expense)         (133)              417                  (263)             405
                                           -----------       -----------           -----------      -----------

Income (loss) before income taxes                 (115)              448                   458            1,081
Income tax expense (benefit)                       (43)              173                   178              416
                                           -----------       -----------           -----------      -----------
Net income (loss)                                  (72)              275                   280              665

Parent's equity in division - beginning
     of period                                   8,473             8,024                 8,121            7,634

Parent's capital contribution                      902                --                   902               --
                                           -----------       -----------           -----------      -----------
Parent's equity in division - end
     of period                             $     9,303       $     8,299           $     9,303      $     8,299
                                           ===========       ===========           ===========      ===========

Proforma earnings per share (unaudited):
     Weighted average common shares          4,400,041         4,384,848             4,390,312        4,384,848
                                           ===========       ===========           ===========      ===========
     Basic and diluted earning per share   $      (.02)      $       .06           $       .06      $       .15
                                           ===========       ===========           ===========      ===========

                 See accompanying notes to financial statements.

                          BOWLIN TRAVEL CENTERS, INC.


                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         FOR THE NINE MONTHS ENDED
                                                                      ------------------------------
                                                                      OCTOBER 31          OCTOBER 31
                                                                         2000                1999
                                                                      (Unaudited)         (Unaudited)
                                                                      -----------         -----------
Cash flows from operating activities:
   Net income                                                         $       280          $      665
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                        590                 540
         Gain from insurance proceeds                                          --                (759)
         Gain on sales of property and equipment                             (106)                (10)
         Deferred income taxes                                                 23                 363
         Changes in operating assets and liabilities, net                     314                 486
                                                                      -----------          ----------
              Net cash provided by operating activities                     1,101               1,285

Cash flows from investing activities:
   Proceeds from sale of assets                                               207                  23
   Purchases of property and equipment, net                                  (256)             (2,028)
   Proceeds from insurance                                                     --                 699
   Capital received from partnership                                           --                  15
   Notes receivable, net                                                      (32)                  2
                                                                      -----------          ----------
              Net cash used in investing activities                           (81)             (1,289)

Cash flows from financing activities:
   Borrowings on long-term debt                                                --                 250
   Payments on long-term debt                                                (387)               (354)
   Parent's capital contribution                                              902                  --
                                                                      -----------          ----------
              Net cash provided by (used in) financing activities             515                (104)

Net increase (decrease) in cash and cash equivalents                        1,535                (108)
Cash and cash equivalents at beginning of period                            1,389               1,792
                                                                      -----------          ----------

Cash and cash equivalents at end of period                            $     2,924          $    1,684
                                                                      ===========          ==========
Supplemental disclosure of cash flow information:
   Sale of property and equipment in exchange
     for note receivable                                              $       180          $       --
                                                                      ===========          ==========

                 See accompanying notes to financial statements

                          BOWLIN TRAVEL CENTERS, INC.


                    NOTES TO FINANCIAL STATEMENTS (Unaudited)


1. The financial statements for the three and nine months ended October 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10 filed October 5, 2000. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

     On  October  3,  2000,  an  agreement  and  plan of  merger  between  Lamar
     Advertising Company, Lamar Southwest Acquisition Corporation and Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) was signed. In the merger, Lamar Southwest Acquisition Corporation, a newly formed, wholly owned subsidiary of Lamar, will merge with and into BOATC. BOATC will be the surviving corporation and will continue to exist under Nevada law as a wholly owned subsidiary of Lamar.

     BOATC and its newly formed wholly owned subsidiary, Bowlin Travel Centers, Inc., (BTC or the Company) entered into a contribution agreement dated as of November 1, 2000. Under this contribution agreement certain assets and liabilities of BOATC related to the travel centers segment and corporate operations of the Company were contributed to BTC in exchange for shares of stock in BTC. BOATC intends to distribute the shares of BTC to the stockholders of BOATC immediately prior to the completion of the merger with Lamar. The business, assets and liabilities of the travel centers segment and corporate operations, will not be acquired by Lamar.

     Pro forma earnings per share of common stock, both basic and diluted, are computed by dividing net income by the weighted average common shares outstanding for the Company's parent, BOATC, given management of BOATC's plan to distribute the stock of BTC to the shareholders of BOATC in a spin-off transaction in the form of a dividend on a one-to-one share basis. Diluted earnings per share is calculated in the same manner as basic earnings per share as there were no dilutive potential securities outstanding for all periods presented.

     The Company and BOATC have entered into an agreement whereby the Company is reimbursed for certain corporate general and administrative functions performed on behalf of BOATC. These fees are included in the caption "management fees" in the accompanying statements of operations and parent's equity in division and they include treasury, accounting, tax, human resources, and other support services. Management believes that Lamar Advertising will discontinue such cost sharing in the future, which would have the effect of reducing the Company's net income, and earnings per share to the pro forma (unaudited) amounts that follow:

                          BOWLIN TRAVEL CENTERS, INC.

                                                                  Pro forma
                                                   As             excluding
               Unaudited                        reported        management fee
               ---------                     --------------   ------------------

     Three months ended October 31,

             Net income:
                                2000        $   (72,000)            (107,000)
                                1999            275,000              244,000
                                            ---------------   ------------------

     Pro forma earnings per share:
                                2000        $     (0.02)               (0.02)
                                1999               0.06                 0.06
                                            ---------------   ------------------
     Nine months ended October 31,

             Net income:
                                2000        $   280,000              181,000
                                1999            665,000              570,000
                                            ---------------   ------------------

     Pro forma earnings per share:
                                2000        $      0.06                 0.04
                                1999               0.15                 0.13
                                            ---------------   ------------------

2. In May 2000, the Company sold certain assets, including land and equipment, to a third party for $25,000 cash and a note receivable for $400,000. The note receivable has a stated rate of interest of 8 percent and is payable in annual installments of $37,500 through 2004 with the balance due in 2005. The assets sold had a carrying value of $185,248 and the costs incurred to sell the assets were $6,043. The gain on the sale of the property was $233,709, of which $13,748 was recognized initially and $219,961 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

3. On October 20, 2000, the Company closed one of its travel centers located near Deming, New Mexico. The travel centers assets had a carrying value of approximately $21,000. Inventory and furniture and equipment were transferred to other travel center locations resulting in a net carrying value of approximately $14,000 for the assets abandoned. An impairment loss of approximately $29,000 was recorded due to the carrying amount of the buildings and improvements abandoned which includes an estimate for the costs incurred to remove the building from the leased land.

4. Subsequent event. On November 27, 2000 the Company sold one of its travel centers located in Rio Puerco, New Mexico. Proceeds from the sale were $600,000 and the Company expects to record a gain on the sale of approximately $150,000 in November 2000.

                          BOWLIN TRAVEL CENTERS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN STATEMENTS CONTAINED HEREIN WITH RESPECT TO FACTORS WHICH MAY AFFECT FUTURE EARNINGS, INCLUDING MANAGEMENT'S BELIEFS AND ASSUMPTIONS BASED ON INFORMATION CURRENTLY AVAILABLE, ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS THAT ARE NOT HISTORICAL FACTS INVOLVE RISKS AND UNCERTAINTIES, AND RESULTS COULD VARY MATERIALLY FROM THE DESCRIPTIONS CONTAINED HEREIN.

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended October 31, 2000 and 1999. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's Form 10 filed October 5, 2000.

The Company is located in Albuquerque, New Mexico. For the periods presented in these financial statements, the Company operated as a separate division of BOATC, a public company traded on the American Stock Exchange.

On October 3, 2000, an agreement and plan of merger between Lamar Advertising Company, Lamar Southwest Acquisition Corporation and BOATC was signed. In the merger, Lamar Southwest Acquisition Corporation, a newly formed, wholly owned subsidiary of Lamar, will merge with and into BOATC. BOATC will be the surviving corporation and will continue to exist under Nevada law as a wholly owned subsidiary of Lamar.

On August 8, 2000 the Company was incorporated in the state of Nevada. The Company's articles of incorporation authorize 10,000,000 shares of common stock ($.001 par value) and 1,000,000 shares of preferred stock ($.001 par value), which can be issued at the discretion of the Board of Directors.

BOATC and its newly formed wholly owned subsidiary, Bowlin Travel Centers, Inc., (BTC or the Company) entered into a contribution agreement dated as of November 1, 2000. This contribution agreement provides that certain assets and liabilities of BOATC related to the travel centers segment and corporate operations of the Company will be contributed to BTC in exchange for shares of stock in BTC. BOATC will then distribute the shares of BTC to the stockholders of BOATC immediately prior to the completion of the merger with Lamar. The business, assets and liabilities of the travel centers segment and corporate operations, will not be acquired by Lamar.

The Company is a wholly owned subsidiary of BOATC. Inter-company transactions have generally been limited to management fees, federal and state income tax allocations, cash advances and cash distributions and are recorded and funded through an inter-company receivable/payable account.

The Company's principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety or Southwestern merchandise to the traveling public in the Southwestern United States.

On October 20, 2000, the Company closed one of its travel centers located near Deming, New Mexico. The travel centers assets had a carrying value of

                          BOWLIN TRAVEL CENTERS, INC.


approximately $21,000. Inventory and furniture and equipment were transferred to other travel center locations resulting in a net carrying value of approximately $14,000 for the assets abandoned. An impairment loss of approximately $29,000 was recorded due to the carrying amount of the buildings and improvements abandoned which includes an estimate for the costs incurred to remove the building from the leased land.

SUBSEQUENT EVENT. On November 27, 2000 the Company sold one of its travel centers located in Rio Puerco, New Mexico. Proceeds from the sale were $600,000 and the Company expects to record a gain on the sale of approximately $150,000 in November 2000.

The discussion of results of operations which follows compares such selected operating data for the interim periods presented.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three and nine months ended October 31 (unaudited and amounts in thousands):

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                ---------------------------       ---------------------------
                                                   2000             1999             2000             1999
                                                   ----             ----             ----             ----
  SELECTED STATEMENT OF OPERATIONS DATA:
  (in thousands, except per share data)
Net sales                                       $    6,378       $    6,808       $   20,929      $    20,699
                                                ==========       ==========       ==========      ===========

Net income (loss)                               $      (72)      $      275       $      280      $       665
                                                ==========       ==========       ==========      ===========

Pro forma basic and diluted earnings per share  $    (0.02)      $     0.06       $     0.06      $      0.15
                                                ==========       ==========       ==========      ===========

EBITDA (1)                                      $      231       $      216       $    1,311      $     1,216
                                                ==========       ==========       ==========      ===========
EBITDA Margin                                         3.6%             3.1%             6.2%             5.8%
                                                ==========       ==========       ==========      ===========

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) is defined as operating income before depreciation and amortization. It represents a measure which management believes is customarily used to evaluate financial performance. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

Gross sales at the Company's travel centers increased by 1.2% to $21.227 million for the nine months ended October 31, 2000, from $20.977 million for the nine months ended October 31, 1999. Merchandise sales decreased 1.4% to $7.479 million for the nine months ended October 31, 2000, from $7.589 million for the nine months ended October 31, 1999. Gasoline sales increased 3.9% to $10.311 million for the nine months ended October 31, 2000, from $9.924 million for the same period in 1999. Wholesale gasoline sales increased 11.2% to $1.415 million for the nine months ended October 31, 2000, from $1.273 million for the nine

                          BOWLIN TRAVEL CENTERS, INC.


months ended October 31, 1999. Restaurant sales decreased 7.7% to $2.022 million for the nine months ended October 31, 2000, from $2.191 million for the nine months ended October 31, 1999.

Cost of goods sold increased 2.3% to $14.653 million for the nine months ended October 31, 2000, from $14.319 million for the nine months ended October 31, 1999. Merchandise cost of goods decreased 3.2% to $3.344 million for the nine months ended October 31, 2000, from $3.455 million for the nine months ended October 31, 1999. Gasoline cost of goods increased 4.4% to $9.383 million for the nine months ended October 31, 2000, from $8.988 million for the nine months ended October 31, 1999. Wholesale gasoline cost of goods increased 11.8% to $1.373 million for the nine months ended October 31, 2000, from $1.228 million for the nine months ended October 31, 1999. Restaurant cost of goods decreased 14.7% to $553,000 for the nine months ended October 31, 2000, from $648,000 for the nine months ended October 31, 1999. Cost of goods sold as a percentage of gross revenues for the nine months ended October 31, 2000 was 69.0% compared to 68.3% for the nine months ended October 31, 1999.

Gross profit decreased 1.6% to $6.276 million for the nine months ended October 31, 2000, from $6.380 million for the nine months ended October 31, 1999. Lower margins on convenience store product sales and gasoline sales for the nine months ended October 31, 2000 negatively impacted gross margin.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 3.6% to $5.126 million for the nine months ended October 31, 2000, from $5.319 million for the nine months ended October 31, 1999.

Depreciation and amortization expense increased 9.3% to $590,000 for the nine months ended October 31, 2000, from $540,000 for the nine months ended October 31, 1999.

Management fee income consists of reimbursements for certain corporate general and administrative functions performed on the behalf of BOATC including treasury, accounting, tax, human resources, and other support services. Management fee income increased 3.9% to $161,000 for the nine months ended October 31, 2000, from $155,000 for the nine months ended October 31, 1999. The Company and BOATC have entered into a management services agreement, however, Lamar has indicated they expect to discontinue such cost sharing in future periods.

The above factors contributed to an overall increase in operating income of 6.7% to $721,000 for the nine months ended October 31, 2000, from $676,000 for the nine months ended October 31, 1999.

EBITDA increased 7.8% to $1.311 million for the nine months ended October 31, 2000, from $1.216 million for the nine months ended October 31, 1999. The EBITDA margin increased to 6.2% for the nine months ended October 31, 2000, compared to 5.8% for the nine months ended October 31, 1999.

Interest expense increased 6.1% to $471,000 for the nine months ended October 31, 2000, from $444,000 for the nine months ended October 31, 1999.

Other income, net, includes primarily gains and/or losses from the sale of assets and interest income. Other income, net, decreased 75.5% to $208,000 for the nine months ended October 31, 2000, from $849,000 for the nine months ended

                          BOWLIN TRAVEL CENTERS, INC.


October 31, 1999. The decrease is primarily due to a one-time gain of $759,000 from insurance proceeds in fiscal year 2000 not present in fiscal year 2001 partially offset by gains on sales of assets in fiscal 2001.

Income before income taxes decreased 57.6% to $458,000 for the nine months ended October 31, 2000, from $1.081 million for the nine months ended October 31, 1999. As a percentage of gross revenues, income before income taxes decreased to 2.2% for the nine months ended October 31, 2000, from 5.2% for the nine months ended October 31, 1999.

Income taxes were $178,000 for the nine months ended October 31, 2000, compared to $416,000 for the nine months ended October 31, 1999, as the result of lower pretax income.

The foregoing factors contributed to an decrease in the Company's net income for the nine months ended October 31, 2000 to $280,000 compared to $665,000 for the nine months ended October 31, 1999.

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2000 AND OCTOBER 31, 1999

Gross sales at the Company's travel centers decreased by 6.2% to $6.475 million for the three months ended October 31, 2000, from $6.905 million for the three months ended October 31, 1999. Merchandise sales decreased 6.9% to $2.223 million for the three months ended October 31, 2000, from $2.389 million for the three months ended October 31, 1999. Gasoline sales decreased 5.2% to $3.197 million for the three months ended October 31, 2000, from $3.372 million for the same period in 1999. Wholesale gasoline sales increased 2.2% to $470,000 for the three months ended October 31, 2000, from $460,000 for the three months ended October 31, 1999. Restaurant sales decreased 14.5% to $585,000 for the three months ended October 31, 2000, from $684,000 for the three months ended October 31, 1999.

Cost of goods sold decreased 7.5% to $4.481 million for the three months ended October 31, 2000, from $4.844 million for the three months ended October 31, 1999. Merchandise cost of goods decreased 11.0% to $994,000 for the three months ended October 31, 2000, from $1.117 million for the three months ended October 31, 1999. Gasoline cost of goods decreased 7.2% to $2.862 million for the three months ended October 31, 2000, from $3.083 million for the three months ended October 31, 1999. Wholesale gasoline cost of goods increased 2.5% to $456,000 for the three months ended October 31, 2000, from $445,000 for the three months ended October 31, 1999. Restaurant cost of goods decreased 15.1% to $169,000 for the three months ended October 31, 2000, from $199,000 for the three months ended October 31, 1999. Cost of goods sold as a percentage of gross revenues for the three months ended October 31, 2000 was 69.2% compared to 70.2% for the three months ended October 31, 1999.

Gross profit decreased 3.4% to $1.897 million for the three months ended October 31, 2000, from $1.964 million for the three months ended October 31, 1999. Lower margins on convenience store product sales and gasoline sales for the three months ended October 31, 2000 continued to negatively impact gross margin.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 4.1% to $1.724 million for the three months ended October 31, 2000, from $1.797 million for the three months ended October 31, 1999.

Management fee income consists of reimbursements for certain corporate general and administrative functions performed on the behalf of BOATC including

                          BOWLIN TRAVEL CENTERS, INC.


treasury, accounting, tax, human resources, and other support services. Management fee income increased 9.6% to $57,000 for the three months ended October 31, 2000, from $52,000 for the three months ended October 31, 1999. The Company and BOATC have entered into a management services agreement, however, Lamar has indicated they expect to discontinue such cost sharing in future periods.

Depreciation and amortization expense increased 15.1% to $213,000 for the three months ended October 31, 2000, from $185,000 for the three months ended October 31, 1999.

The above factors contributed to a decrease in operating income of 41.9% to $18,000 for the three months ended October 31, 2000, from $31,000 for the three months ended October 31, 1999.

EBITDA increased 6.9% to $231,000 for the three months ended October 31, 2000, from $216,000 for the three months ended October 31, 1999. The EBITDA margin increased slightly to 3.6% for the three months ended October 31, 2000, compared to 3.1% for the three months ended October 31, 1999.

Interest expense increased 0.7% to $152,000 for the three months ended October 31, 2000, from $151,000 for the three months ended October 31, 1999.

Other income, net, includes primarily gains and/or losses from the sale of assets and interest income. Other income, net, decreased 96.6% to $19,000 for the three months ended October 31, 2000, from $567,000 for the three months ended October 31, 1999. The decrease is due primarily to a one-time gain from insurance proceeds of $532,000 in fiscal year 2000 not present in fiscal year 2001.

Income before income taxes decreased 125.7% to a loss of $115,000 for the three months ended October 31, 2000, as compared to income of $448,000 for the three months ended October 31, 1999. As a percentage of gross revenues, income before income taxes was (1.8%) for the three months ended October 31, 2000, compared to 6.5% for the three months ended October 31, 1999.

The foregoing factors contributed to a net loss for the three months ended October 31, 2000 of $72,000 compared to net income of $275,000 for the three months ended October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company had working capital of $4.923 million and a current ratio of 3.5:1, compared to working capital of $3.688 million and a current ratio of 2.8:1 January 31, 2000. Net cash provided by operating activities was $1.101 million for the nine months ended October 31, 2000, compared to $1.285 million for the nine months ended October 31, 1999. Net cash provided in the current period is primarily attributable to net income, increased depreciation and amortization expense and changes in other operating assets and liabilities.

Net cash used in investing activities for the nine months ended October 31, 2000 was $81,000, of which $256,000 was used for purchases of property and equipment, partially offset by $207,000 of proceeds from the sale of assets. For the nine months ended October 31, 1999, net cash used for investing activities was $1.289 million, of which $2.028 million was used for purchases of property and equipment, partially offset by insurance proceeds of $699,000.

Net cash provided by financing activities for the nine months ended October 31, 2000 was $515,000 as compared to net cash used of $104,000 for the nine months

                          BOWLIN TRAVEL CENTERS, INC.


ended October 31, 1999. For the period ended October 31, 2000 financing activities were a result of payments on debt offset by a capital contribution received from BOATC. For the period ended October 31, 1999, financing activities were primarily a result of borrowings and payments on debt.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The principal market risks to which the Company is exposed to are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on the majority of the Company's debt equals LIBOR plus an applicable margin. Because rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to Company borrowings. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position, results of operations or liquidity.

We have not  entered  into any market  risk  sensitive  instruments  for trading purposes. Further, we do not currently have any derivative instruments outstanding and have no plans to use any form of derivative instruments to manage our business in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. None.

Item 2.   Changes in Securities and Use of Proceeds.

          We issued 1,000 shares of common stock to BOWLIN Outdoor Advertising and Travel Centers Incorporated on August 8, 2000, the date of our formation as a wholly owned subsidiary of BOWLIN Outdoor Advertising and Travel Centers Incorporated. We received $1,000 for the issuance of these shares, which proceeds were used for general working capital. On November 1, 2000, we issued 4,582,348 shares of common stock to BOWLIN Outdoor Advertising and Travel Centers Incorporated. We issued these shares in exchange for the assets and liabilities directly related to the travel centers business of BOWLIN Outdoor Advertising and Travel Centers Incorporated which were acquired pursuant to the Contribution Agreement between us and BOWLIN Outdoor Advertising and Travel Centers Incorporation dated as if November 1, 2000.

          For both issuances, we relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 for transactions that are exempt from the registration requirements of Section 5 of the Securities Act of 1933. The issuances to BOWLIN Outdoor Advertising and Travel Centers Incorporated were not public offerings.

Item 3.   Defaults Upon Senior Securities. None.

Item 4.   Submission of Matters to a Vote of Security Holders. None.

Item 5.   Other Information. None.

                          BOWLIN TRAVEL CENTERS, INC.


Item 6.   Exhibits and Reports on Form 8-K.

          (a).     Exhibit No.                               Exhibit Name

                      27                                Financial Data Schedule

          (b). No reports were filed on Form 8-K during the nine months ended October 31, 2000.

                          BOWLIN TRAVEL CENTERS, INC.


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    January 15, 2001
                                     Bowlin Travel Centers Inc.


                                     /s/ Michael L. Bowlin
                                     Michael L. Bowlin, Chairman of the Board,
                                     President and Chief Executive Officer



                                     /s/ Nina J. Pratz
                                     Nina J. Pratz, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)