Form 10-K405
period 2001-01-31
BOWLIN TRAVEL CENTERS INC
filed 2001-04-27
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NO. 000-31701

                           BOWLIN TRAVEL CENTERS, INC.
              (Name of the registrant as specified in its charter)

           NEVADA                                             85-0473277
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

150 LOUISIANA NE, ALBUQUERQUE, NM                               87108
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 505-266-5985

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

    Title of each class                Name of each exchange on which registered
Common Stock, $.001 Par Value                           OTC.BB
-----------------------------          -----------------------------------------


      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                                      NONE
--------------------------------------------------------------------------------

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at April 20, 2001 was $2,906,431.

The number of shares of Common Stock, $.001 par value, outstanding as of April 20, 2001: 4,583,348

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Consolidated Financial Statements of Bowlin Travel Centers, Inc., a Nevada corporation (the "Company" or "Bowlin Travel Centers"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those contained in these forward-looking statements, including those set forth under the heading "RISK FACTORS" under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the risks and other factors described elsewhere. The cautionary factors, risks and other factors presented should not be construed as exhaustive. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     The Company operates travel centers dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States. The Company's tradition of serving the public dates back to 1912, when the founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. Bowlin Travel Centers currently operates thirteen full-service travel centers along interstate highways in Arizona and New Mexico. The Company advertises its travel centers through a network of approximately 300 outdoor advertising display faces. The Company's travel centers offer brand name food, gasoline and a variety of unique Southwestern merchandise to the traveling public.

     The Company was formed on August 8, 2000, as a wholly owned subsidiary of Bowlin Outdoor Advertising and Travel Centers Incorporated ("Bowlin Outdoor"). Pursuant to a Contribution Agreement, dated as of November 1, 2000, Bowlin Outdoor contributed substantially all of the assets and liabilities directly related to its travel centers business to Bowlin Travel Centers. See Item 13, "Certain Relationships and Related Transactions".

     Prior to August 8, 2000 the Company's travel centers were owned and operated as a business segment of Bowlin Outdoor. Bowlin Outdoor operated two business segments; travel centers and outdoor advertising. Bowlin Outdoor's common stock was traded on the American Stock Exchange and was a public reporting company. You may read and copy any materials that Bowlin Outdoor files with the Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also obtain information about Bowlin Outdoor by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that electronically file reports with the Commission, including reports proxy and information statements, and other information filed by Bowlin Outdoor

RECENT DEVELOPMENTS

MERGER BETWEEN BOWLIN OUTDOOR AND LAMAR ADVERTISING COMPANY

     On October 3, 2000, Bowlin Outdoor entered into an Agreement and Plan of Merger with Lamar Advertising Company, pursuant to which, Bowlin Outdoor merged its outdoor advertising business with Lamar as of February 1, 2001. Bowlin Outdoor formed the Company in anticipation of a distribution of the shares of Bowlin Travel Centers to the stockholders of Bowlin Outdoor. The merger was consummated on January 31, 2001. Immediately prior to the merger, Bowlin Outdoor "spun-off" the Company in a tax-free distribution to the stockholders of Bowlin Outdoor.

AGREEMENTS BETWEEN BOWLIN OUTDOOR AND BOWLIN TRAVEL CENTERS

     Bowlin Outdoor entered into several agreements with Bowlin Travel Centers that survived the merger with Lamar. They entered into a Contribution Agreement, Tax and Disaffiliation Agreement, Management Services Agreement, and a Lease Agreement. These agreements are discussed under Item 13, Certain Relationships and Related Transactions.

SUBSEQUENT EVENTS

     On February 3, 2001, an "Agreement to Terminate Contract" was signed by Bowlin Travel Centers and Tim Larson, terminating the purchase agreement for the Company's Lordsburg Dairy Queen, with the property and equipment reverting back to the Company. This Dairy Queen is operated independently of any travel center location. The Company had entered into an agreement to lease this store with an option to own and had agreed to carry a note on the sale. The book basis of approximately $130,000 represents the note receivable balance at that date plus closing costs of $5,000. As of March 10, 2001, the Company entered into a similar arrangement with another potential owner-operated and leased the property through March 9, 2003, with an option to purchase as of September 10, 2002 for $150,000 payable at closing.

     The Company anticipates selling one of its travel centers located in Benson, Arizona within the next thirty days. The Company believes that the sales and revenues from this travel center are not material and and will not have a material adverse affect on the Company's overall financial condition.

INDUSTRY OVERVIEW

     The travel services industry in which the Company competes includes convenience stores that may or may not offer gasoline, and fast food and full-service restaurants located along rural interstate highways. The Company believes that the current trend in the travel services industry is toward strategic pairings at a single location of complementary products that are noncompetitive, such as brand name gasoline and brand name fast food restaurants. This concept, known as "co-branding," has recently seen greater acceptance by both traditional operators and larger petroleum companies. The travel services industry has also been characterized in recent periods by consolidation or closure of smaller operators. The convenience store industry includes both traditional operators that focus primarily on the sale of food and beverages but also offer gasoline, and large petroleum companies that offer food and beverages primarily to attract gasoline customers.

     The restaurant segment of the travel services industry is highly competitive, most notably in the areas of consistency of quality, variety, price, location, speed of service and effectiveness of marketing. The major chains are aggressively increasing market penetration by opening new restaurants, including restaurants at "special sites" such as retail centers, travel centers and gasoline outlets. Smaller quick-service restaurant chains and franchise operations are focusing on brand and image enhancement and co-branding strategies.

BUSINESS STRATEGY

     The Company's business strategy is to capture a greater market share of the interstate traveler market in Arizona and New Mexico by offering name brand recognized food service operations and gasoline, and unique Southwestern souvenirs and gifts, at a single location and at competitive prices delivered with a high standard of service.

     The Company's travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. Most of the Company's travel centers offer food and beverages, ranging from drinks and snack foods at some locations to full-service restaurants at others. The Company's food service operations at six of the Company's thirteen travel centers operate under the Dairy Queen/Brazier or Dairy Queen trade names. Two of the Company's travel centers operate under the Stuckey's brand name. The Stuckey's specialty stores are family oriented shops that feature the Stuckey's line of pecan confectioneries. Stuckey's is well known among travelers as a place to shop for souvenirs, gifts, and toys and travel games for children.

     The Company's travel centers offer brand name gasoline such as CITGO, EXXON, and Diamond Shamrock. The Company is an authorized distributor of CITGO and EXXON petroleum products. Two of the Company's locations are EXXON stations and eight of its locations are CITGO stations.

     The Company's billboard advertising for its travel centers emphasizes the wide range of unique Southwestern souvenirs and gifts available at the travel centers, as well as the availability of gasoline and food. Merchandise at each of the Company's stores is offered at prices intended to suit the budgets and tastes of a diverse traveling population. The merchandise ranges from inexpensive Southwestern gifts and souvenirs to unique handcrafted jewelry, rugs, pottery, and other gifts.

GROWTH STRATEGY

TRAVEL CENTERS

o The Company is committed to expanding its travel center operations through internal development.

o    The Company believes that the co-branding concept implemented at its travel
     centers  has  resulted  in  increased  revenues,   and  intends  to  pursue
     opportunities to acquire rights to additional brand name products.

o The Company intends to continue to offer high quality brand name food and products in a clean, safe environment designed to appeal to travelers on interstate highways.

o The Company intends to continue to increase sales at existing locations through ongoing renovation and upgrading of facilities, including gasoline sales by focusing on the marketing of CITGO and EXXON gasoline brands through its travel center outlets.

GASOLINE WHOLESALING

     The Company has been wholesaling gasoline since 1997. Since 1997, revenues from wholesaling gasoline have accounted for an average of approximately 5% of gross revenues. Other than purchasing gas for retail sales through its travel centers, the Company currently wholesales gasoline to only two customers. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing our wholesaling business. See "Business Operations -- Gasoline Wholesaling".

BUSINESS OPERATIONS

     The Company sells food, gasoline and merchandise through its thirteen travel centers located along two interstate highways (I-10 and I-40) in Arizona and New Mexico. These are key highways for travel to numerous tourist and recreational destinations as well as arteries for regional traffic among major Southwestern cities. All of the Company's travel centers are open every day of the year except Christmas.

     Each of the Company's travel centers maintains a distinct, theme-oriented atmosphere. In addition to the Southwestern merchandise it purchases from Native American tribes, the Company also imports approximately 650 items from Mexico, including handmade blankets, earthen pottery and wood items. Additional goods, novelties and imprinted merchandise are imported from several Pacific Rim countries. The Company has long-standing relationships with many of its vendors and suppliers. While the Company has no formal agreements with any of its vendors and suppliers of Southwestern merchandise and items from Mexico, the Company believes that there are adequate resources outside of those that are regularly used so that the Company could continue to provide these items even if it were unable to use its regular sources.

     The Company sells food under the Dairy Queen and Dairy Queen/Brazier brand names and sells snacks and souvenir merchandise under the Stuckey's brand name. The terms of its agreements with Stuckey's and Dairy Queen obligate the Company to pay these franchisers a franchise royalty and in some instances a promotion fee, each equal to a percentage of gross sales revenues from products sold, as well as comply with certain provisions governing the operation of the franchised stores. The Company is obligated to pay Dairy Queen 4% of its sales of their products, and to pay Stuckey's 1% of its sales of their products.

     The Company currently operates six Dairy Queens at its travel centers. It has individual franchise agreements for each Dairy Queen operated at the travel centers. None of these agreements are exclusive nor do they prevent the Company from entering into agreements with other food franchisors. Several of the agreements have different termination provisions and are effective for different terms. Under four of the Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that they are in breach of the agreement and Dairy Queen has not cured that breach within thirty days of our notice. Dairy Queen may terminate either of these agreements if they deliver notice to the Company that it is in breach of the agreement and it does not cure that breach within 14 days of that notice.

     The Company currently operates Stuckey's franchises at two of the travel centers: Edgewood, New Mexico, and Benson, Arizona. The franchise agreement for the Stuckey's location in Edgewood was entered into on July 7, 1982. This agreement had an initial term of ten years and is renewable for additional five-year terms at our option. The current term of this agreement, if not extended or terminated before, will end on July 7, 2002. The Company entered into a letter agreement on March 1, 1987 for the Stuckey's location in Benson, Arizona. Under its terms, the Company may cancel this agreement at any time with ninety days prior written notice. Stuckey's may cancel this agreement with 12 months prior written notice, or if the Company is in non-compliance with the agreement. The current term of this agreement, if not extended or terminated before, will end on March 1, 2002. Neither of these agreements is exclusive nor do they prevent the Company from entering into agreements with other food franchisors

     The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance. Improvements include new awnings and facings, new signage and enhanced lighting, furnishings and parking lot improvements.

     The Company is an authorized CITGO and EXXON distributor. The Company sells CITGO gasoline at seven travel centers, and EXXON gasoline at three travel centers. At two travel centers the Company sells Chevron and Shamrock gasoline, and at one travel center the Company sells unbranded gasoline.

     The fact that the Company is an authorized CITGO and EXXON distributor has significance in our industry. As licensed distributors for CITGO and EXXON, the Company purchases gasoline directly from CITGO and EXXON as direct marketers and at the lowest wholesale prices they offer. Prior to becoming a licensed distributor, the Company purchased gasoline through other distributors, paying a distributor's markup price. This required the Company to negotiate and enter into agreements with other distributors to try to purchase gasoline at the lowest possible price. The CITGO and EXXON distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from these suppliers.

     The CITGO distribution agreement had an initial three-year term that expired September 30, 1998, and automatically renewed for a three-year term through 2001. The EXXON distribution agreement has a three-year term that expires March 31, 2004. CITGO's and EXXON's ability to terminate or refuse to renew the agreement is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement, or termination by CITGO or EXXON of its petroleum marketing activities in the Company's distribution area. CITGO and EXXON may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

     The Company's agreements with CITGO and EXXON do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. The amount of required gasoline purchase ranges from a low of 50,000 gallons to a high of 275,000 gallons per month. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. Since the effective date of the CITGO distribution agreement, purchases of CITGO products have exceeded the required minimum quantities. Since the effective date of the EXXON agreement, purchases have not met the minimum quantities. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

     In addition to the requirement to purchase minimum amounts under the CITGO and EXXON distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

GASOLINE WHOLESALING

     The Company currently wholesales gasoline to only two customers. Over the past four years, wholesaling of gasoline has accounted for, on average, approximately 5.5% of overall revenues. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing its wholesaling business. Below is a table that shows the revenues generated from gasoline wholesaling, total revenues for the periods reflected, and the percentage total of overall revenues attributable to gasoline wholesaling.

  Gasoline wholesaling revenues as a percentage of Gross Revenues (unaudited):

  Fiscal Year Ended    Gross Revenues    Revenue from Gasoline      Percentage of Gross
     January 31,                              Wholesaling         Revenues attributable to
                                                                    Gasoline Wholesaling
  -----------------    --------------    ---------------------    ------------------------
        1997            $21,692,000               -0-                       -0-
        1998            $22,584,000             $917,000                   4.06
        1999            $23,803,000            $1,229,000                  5.16
        2000            $27,242,000            $1,672,000                  6.14
        2001            $27,164,000            $1,802,000                  6.63

     The Company does not derive a material amount of net revenue from the wholesaling of gasoline. The cost of goods sold as a percentage of gross revenues for gasoline wholesaling is approximately 97%.

COMPETITION

     The Company faces competition at its travel centers from quick-service and full-service restaurants, convenience stores, gift shops and, to some extent, from truck stops located along interstate highways in Arizona and New Mexico. Large petroleum companies operate some of the travel centers that the Company competes with, while many others are small independently owned operations that do not offer brand name food service or gasoline. Giant Industries, Inc., a refiner and marketer of petroleum products, operates two travel centers, one in Arizona and one in New Mexico, which are high volume diesel fueling and large truck repair facilities that also include small shopping malls, full-service restaurants, convenience stores, fast food restaurants and gift shops. The Company's principal competition from truck stops includes Love's Country Stores, Inc., Petro Corporation and Flying J. Many convenience stores are operated by large, national chains that are substantially larger, better capitalized and have greater name recognition and access to greater financial and other resources than the Company. Although the Company faces substantial competition, the Company believes that few of its competitors offer the same breadth of products and services dedicated to the traveling public.

EMPLOYEES

     As of January 31, 2001, the Company had approximately 126 full-time and 64 part-time employees; 41 were located in Arizona, 149 were located in New Mexico. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

REGULATION

     The Company's operations are subject to regulation for dispensing gasoline, maintaining mobile homes, dispensing food, sales of fireworks, sales of cactus, operating outdoor advertising signs, waste disposal and air quality control. The Company also must maintain registration of company vehicles, general business licenses and corporate licenses.

     Each food service operation is subject to licensing and regulation by a number of governmental authorities relating to health, safety, cleanliness and food handling. The Company's food service operations are also subject to Federal and state laws governing such matters as working conditions, overtime, tip credits and minimum wages. The Company believes that operations at its travel centers comply in all material respects with applicable licensing and regulatory requirements; however, future changes in existing regulations or the adoption of additional regulations could result in material increases in operating costs.

     Travel center operations are also subject to extensive laws and regulations governing the sale of tobacco, and in New Mexico travel centers, the sale of fireworks. Such regulations include certain mandatory licensing procedures and ongoing compliance measures, as well as special sales tax measures. These regulations are subject to change and future modifications may result in decreased revenues or profit margins at the Company's travel centers as a result of such changes.

     Nearly all licenses and registrations are subject to renewal each year. The Company is not aware of any reason it would be unable to renew any of its licenses and registrations. The Company estimates that the total cost spent on an annual basis for all licenses and registrations is less than $25,000.

     Historically, ongoing costs have been incurred to comply with Federal, state and local environmental laws and regulations, primarily relating to underground storage tanks. These costs include assessment, compliance, and remediation costs, as well as certain ongoing capital expenditures relating to gasoline dispensing operations. Between 1995 and 1999, in compliance with Federally mandated rules, the Company completed removal of all underground storage tanks and replaced them with above ground storage tanks at all but one site. The underground storage tanks at the other site were replaced with fiberglass tanks and a monitoring system, also in compliance with Federally mandated rules. The total cost of this conversion was approximately $1,000,000. The Company has also spent approximately $365,000 cleaning the sites of underground storage tanks. Of this amount, the State government has reimbursed approximately $119,000 and approximately $155,000 is not reimbursable. In general, the Company is responsible for the first $10,000 to clean up a previous underground storage tank site. The remaining costs are generally reimbursable by the State.

     The Company anticipates that the regulating agencies will develop regulations for above ground storage of fuel and anticipate that because of its expenditures and compliance, ongoing costs for compliance should not be material. Over the next twelve months, the Company anticipates spending less than $100,000 to complete any remaining clean up from underground storage tank sites. Of this amount, all but approximately $20,000 should be reimbursable. The Company does not anticipate any other material costs for regulatory compliance during the next twelve months.

TRADEMARKS

     The Company operates its travel centers under a number of its own trademarks such as The Thing, Trails West, Butterfield Station and Bowlin's Running Indian, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, Stuckey's, CITGO and EXXON trademarks. The Company's right to use the trademarks Dairy Queen, Dairy Queen/Brazier, Stuckey's, CITGO and EXXON are derived from the agreements entered into with these companies, and these rights expire when those agreements expire or are terminated. The Company has a Federal trademark for "BOWLIN" that is effective through 2008. All other rights to trade names that the Company uses in its operations are protected through common law or state rights granted through a registration process. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that, other than its Federal trademark for "BOWLIN", none of the trademarks owned are material to overall business; however, the loss of one or more of our licensed trademarks could have an adverse effect.

Trademark / Trade Name         Where Registered       Expiration of Registration
----------------------     ------------------------   --------------------------
                           United States Patent and
BOWLIN                         Trademark Office            October 27, 2008

The Thing                          Arizona                 November 2, 2000*

Trails West                      New Mexico                  July 29, 2004

Bowlin's Running Indian          New Mexico                  April 16, 2004

* The Company has applied for renewal of this trade name with the Arizona Secretary of State and is not aware of any reason why this renewal request would not be granted.

ITEM 2. PROPERTIES

     As of January 31, 2001, the Company operated thirteen travel centers. The Company owns the real estate and improvements where seven of its travel centers are located, all of which are subject to mortgages. Six of the Company's existing travel centers are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to forty years, assuming exercise by the Company of all renewal options available under certain leases.

     The Company's principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage, which matures on November 1, 2005, and the principal balance accrues interest at the bank's prime rate (9.0% at January 31, 2001). The Company owns a central warehouse and distribution facility occupying 27,000 square feet in Las Cruces, New Mexico. The Las Cruces property is subject to a mortgage that matures on December 1, 2014 and accrues interest on the unpaid principal balance at a rate of 8.65% per annum. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company from time to time may be involved in litigation in the ordinary course of business, including disputes involving employment claims and construction matters. Bowlin Travel Centers is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 2001, there were 4,583,348 shares of common stock of Bowlin Travel Centers outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers. Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol "BWTL".

     The Company is authorized to issue up to 10,000,000 shares of common stock, par value $.001 per share and up to 1,000,000 shares of preferred stock, par value $.001. Holders of shares of common stock are entitled to one vote per share on all matters to be voted on by stockholders and do not have cumulative voting rights. Subject to the rights of holders of outstanding shares of preferred stock, if any, the holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor, and upon liquidation, dissolution, or winding up are entitled to receive all assets available for distribution to the stockholders. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and nonassessable.

     In the Company's Articles of Incorporation, pursuant to Nevada Revised Statues Section 78.378, we elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive. Pursuant to Nevada Revised Statutes Section 78.434, we also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive. These statutes are sometimes referred to as "interested stockholder" statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval. Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions. See, also, "Risk Factors -- Our current capitalization could delay, defer or prevent a change of control".

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below are derived from the audited financial statements of the Company for the five years ended January 31, 2001. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

     Because Bowlin Travel Centers did not operate independently of Bowlin Outdoor, and was a segment of the business operations of Bowlin Outdoor during the periods reflected in the following selected financial data, it might have recorded different results had it been operated independently of Bowlin Outdoor. Therefore, the financial information presented below is not necessarily indicative of the results of operations or financial position that would have resulted if Bowlin Travel Centers had been a separate, stand-alone business during the periods shown, or of its future performance as a separate, stand-alone business.







                     Rest of page intentionally left blank.

                                                                YEARS ENDED JANUARY 31,*
                                        -------------------------------------------------------------------
                                            2001          2000          1999          1998          1997
                                        -------------------------------------------------------------------
STATEMENT OF INCOME DATA:

Net sales                               $26,765,264   $26,855,781   $23,519,909   $22,303,645   $21,388,899

Net income                              $   298,812   $   487,366   $   253,672   $   596,123   $   672,729

Earnings per share                      $      0.07   $      0.11   $      0.06   $      0.13   $      0.15


BALANCE SHEET DATA (at end of period)

Total assets                            $18,527,507   $16,990,676   $16,163,671   $12,045,789   $11,501,644

Long-term debt, including current
installments                            $ 5,940,469   $ 6,723,555   $ 6,769,025   $ 3,068,374   $ 3,186,357

*    The Company did not operate independently during any of the fiscal periods shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company's fiscal year ending January 31 of such year.

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations reflect management's best judgement based on factors currently known and involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, those discussed.

FISCAL YEAR ENDED JANUARY 31, 2001 (FISCAL 2001) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2000 (FISCAL 2000)

     Gross sales at the Company's travel centers slightly decreased 0.3% to $27.164 million for fiscal 2001, from $27.242 million for fiscal 2000. The decrease is primarily due to the closure of one travel center in October, 2000 and the sale of another travel center in November 2000. Merchandise sales decreased 2.5% to $9.541 million for fiscal 2001, from $9.782 million for fiscal 2000. Gasoline sales increased 2.5% to $13.360 million for fiscal 2001, from $13.035 million for fiscal 2000. Restaurant sales decreased 10.6% to $2.461 million for fiscal 2001, from $2.753 million for fiscal 2000. Wholesale gasoline sales increased 7.8% to $1.802 million for fiscal 2001, from $1.672 million for fiscal 2000.

     Cost of goods sold for the travel centers increased 0.5% to $18.749 million for fiscal 2001, from $18.660 million for fiscal 2000. Cost of goods sold as a percentage of gross revenues for fiscal 2001 was 69.0% compared to 68.5% for fiscal 2000.

     Gross profit for the travel centers decreased 2.2% to $8.017 million for fiscal 2001 from $8.196 million for fiscal 2000. Lower margins on convenience store items as well as lower gasoline margins and a decrease in gasoline sales volume measured in gallons as a result of higher gasoline prices impacted gross profit.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses for the travel centers decreased 5.4% to $6.743 million for fiscal 2001, from $7.129 million for fiscal 2000. The decrease is primarily due to the reduction of salaries and the related benefits and taxes, and rents and leases due to the purchase of land at two of the Company's travel center locations in fiscal 2001.

     For fiscal year 2001, the Company's President and Chief Operating Officer's annual base salaries were $195,000 and $145,000 respectively, as provided for in their respective employment agreements with Bowlin Outdoor, effective February 1, 1997. Upon consummation of the merger with Lamar Advertising Company, the employment agreements to which each was a party terminated.

     Depreciation and amortization expenses increased by 8.3% to $779,000 for fiscal 2001, from $719,000 for fiscal 2000.

     Management fee income consists of reimbursements for certain corporate general and administrative functions performed on the behalf of Bowlin Outdoor including treasury, accounting, tax, human resources, and other support services. Management fee income increased 2.9% to $213,000 during fiscal 2001 from $207,000 during fiscal 2000. Bowlin Outdoor has elected to discontinue such cost sharing and the agreement terminated on February 1, 2001. See "Certain Relationships and Related Party Transactions".

     The above factors contributed to an increase in travel centers operating income of 20.8% $708,000 for fiscal 2001, from $586,000 for fiscal 2000.

     Other income (expense) includes interest income, gains and losses from the sale of assets, a casualty gain from insurance coverage and interest expense. Interest income increased 88.5% to $181,000 in fiscal 2001, from $96,000 in fiscal 2000 primarily as a result of higher cash balances due to the parent's distribution as well as tax overpayment refunds. Gains from the sale of assets increased to $267,000 from $1,000 primarily due to the sale of one of the Company's travel centers and the sales of other certain assets. In fiscal 2000 the Company recorded a one-time gain from insurance proceeds of $712,000 not present in fiscal 2001. Interest expense increased 4.7% to $626,000 for fiscal 2001, from $598,000 for fiscal 2000. The increase is primarily attributable to the increase in interest rates associated with the Company's debt.

     Income before income taxes decreased 33.4% to $530,000 for fiscal 2001, from $796,000 for fiscal 2000 primarily due to the one-time gain from insurance proceeds of $712,000 in fiscal 2000 not present in fiscal 2001, partially offset by the decrease in general and administrative expenses. As a percentage of gross revenues, income before income taxes decreased to 2.0% for the fiscal ended 2001, from 2.9% for fiscal 2000.

     Income taxes were $232,000 for fiscal 2001, compared to $309,000 for fiscal 2000, as a result of lower pre-tax income. The effective tax rate for fiscal 2001 was 43.8%, compared to 38.8% for fiscal 2000.

     The foregoing factors contributed to the Company's decrease in net income for fiscal 2001 to $299,000, compared to $487,000 for fiscal 2000.

FISCAL YEAR ENDED JANUARY 31, 2000 (FISCAL 2000) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1999 (FISCAL 1999)

     Gross sales at the Company's travel centers increased 14.4% to $27.242 million for fiscal 2000, from $23.803 million for fiscal 1999. This increase is primarily attributable to the new travel center completed in February 1999 located approximately 20 miles west of Albuquerque on Interstate 40. The new travel center contributed gross sales of $1.790 million for fiscal 2000. Merchandise sales increased 21.6% to $9.782 million for fiscal 2000, from $8.043 million for fiscal 1999, with the new travel center contributing $631,000 of merchandise sales. Gasoline sales increased 11.2% to $13.035 million for fiscal 2000, from $11.720 million for fiscal 1999 with the new travel center contributing $1.159 million of gasoline sales. Restaurant sales decreased 2.1% to $2.753 million for fiscal 2000, from $2.811 million for fiscal 1999.
Wholesale gasoline sales increased 36.0% to $1.672 million for fiscal 2000, compared to $1.229 million for fiscal 1999. The increase is attributable to an additional wholesale location. In February 1999 the Company began wholesaling gasoline to a gasoline retailer in Deming, New Mexico.

     Cost of goods sold for the travel centers increased 18.0% to $18.660 million for fiscal 2000, from $15.818 million for fiscal 1999. This increase is primarily a result of the new travel center, which contributed $1.395 million to cost of goods, of which $353,000 was merchandise and $1.042 million was gasoline. The new travel center accounted for approximately one-half of the cost of goods increase for fiscal year 2000. The remaining cost of goods sold increase for fiscal year 2000 was attributable to an overall increase in sales not attributable to the new travel center, of approximately $1.649 million. Cost of goods sold as a percentage of gross revenues for fiscal 2000 was 68.5% compared to 66.5% for fiscal 1999.

     Gross profit for the travel centers increased 6.4% to $8.196 million for fiscal 2000 from $7.702 million for fiscal 1999. Lower margins on convenience store items as well as lower gasoline margins and a decrease in gasoline sales volume measured in gallons as a result of extraordinary high gasoline prices, negatively impacted gross profit.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses for the travel centers increased 8.9% to $7.129 million for fiscal 2000, from $6.546 for fiscal 1999. The increase is primarily due to general and administrative expenses attributable to the new travel center and, to a lesser extent, increases in travel center rents and sign repairs.

     For fiscal year 2000, the Company's President and its Chief Operating Officer's annual base salaries were $195,000 and $145,000 respectively, as provided for in their respective employment agreements effective February 1, 1997. Upon consummation of the merger with Lamar Advertising Company, the employment agreements to which each was a party terminated.

     Depreciation and amortization expenses decreased by 0.3% to $719,000 for fiscal year 2000 from $717,000 for fiscal year 1999.

     Management fee income consists of reimbursements for certain corporate general and administrative functions performed on the behalf of Bowlin Outdoor including treasury, accounting, tax, human resources, and other support services. Management fee income increased 10.7% to $207,000 during fiscal 2000 from $187,000 during fiscal 1999. Bowlin Travel Centers and Bowlin Outdoor have entered into a management services agreement, however, Bowlin Outdoor has elected to discontinue such cost sharing and the agreement terminated on February 1, 2001. See "Certain Relationships and Related Party Transactions".

     The above factors contributed to an decrease in travel centers operating income of 7.6% to $586,000 for fiscal 2000, compared to $634,000 for fiscal 1999.

     Other income (expense) includes interest income, gains and losses from the sale of assets, a casualty gain from insurance coverage and interest expense. Interest income increased 11.6% to $96,000 in fiscal 2000, from $86,000 in fiscal 1999. Gains from the sale of assets decreased to $1,000 in fiscal 2000, from $7,000 in fiscal 1999. In fiscal 2000 the Company recorded a one-time gain from insurance proceeds of $712,000 not present in fiscal 1999. Interest expense increased 92.3% to $598,000 for fiscal 2000, from $311,000 for fiscal 1999. The increase is primarily attributable to the increase in debt associated with the Company's new travel center.

     Income before income taxes increased 91.3% to $796,000 for fiscal 2000, from $416,000 for fiscal 1999. As a percentage of gross revenues, income before income taxes increased to 2.9% for the fiscal ended 2000, from 1.7% for fiscal 1999 primarily as a result of the gain from insurance proceeds, partially offset by increased depreciation, amortization and interest expense.

     Income taxes were $309,000 for fiscal 2000, compared to $162,000 for fiscal 1999, as a result of higher pre-tax income. The effective tax rate for fiscal 2000 was 38.8%, compared to 38.9% for fiscal 1999.

     The foregoing factors contributed to the Company's increase in net income for fiscal 2000 to $487,000, compared to $254,000 for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2001, the company had working capital of $5.609 million compared to working capital of $3.687 million at January 31, 2000. At January 31, 2001, the company had a current ratio of 3.1:1 compared to a current ratio of 2.8:1 at January 31, 2000 ("current ratio" is the ratio of current assets to current liabilities). The increase in working capital and the current ratio between January 31, 2000 and January 31, 2001 are primarily attributable to increases in cash of $2.654 million, offset by increases in accounts payable of $221,000 as well as a payable due to a related party of $516,000.

     The net cash provided by operating activities was $1.039 million at January 31, 2001, compared to $1.422 million at January 31, 2000. During fiscal 2001, there were increases in operating assets and liabilities of $208,000 and an increase in depreciation of $60,000, offset by decreases in deferred incomes taxes of $342,000.

     Net cash provided by investing activities was $538,000 at January 31, 2001, compared to net cash used of $1.779 million at January 31, 2000. The increase was due primarily to purchases of property and equipment of $303,000 at January 31, 2001, compared to $2.909 million at January 31, 2000. Increases in property and equipment were offset by proceeds from the sale of assets of $837,000 at January 31, 2001, compared to proceeds of $139,000 at January 31, 2000, as well as $1.087 million in insurance proceeds received at January 31, 2000. The insurance proceeds received were for a loss caused by a fire at the Company's headquarters during November 1998. The building has been repaired and the proceeds received from the insurance loss were based on costs to repair the damage. See "Notes to Financial Statements -- Note 2".

     Net cash provided by financing activities was $1.077 million at January 31, 2001 compared to net cash used of $45,000 at January 31, 2000. The increase was due primarily to a capital contribution of $1.360 million at January 30, 2001 from Bowlin Outdoor as part of the reconciliation of accounts resulting from the contribution of assets and liabilities and the subsequent spin-off. Payments on long-term debt were $783,000 at January 31, 2001, compared to payments on long-term debt of $822,000 at January 31, 2000 that were offset by proceeds of $776,000.

     As of January 31, 2001, the company was indebted to various banks and individuals in an aggregate principal amount of approximately $5.940 million under various loans and promissory notes, compared to $6.724 as of January 31,

2000. Land, buildings, equipment and inventories of the company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from the current fiscal year to October 2013 and accrue interest at rates ranging from 7.75 % to 10% per annum. Our total monthly payments on our outstanding long-term debt obligations are approximately $84,000.

     Approximately $5.3 million of the approximately $5.940 million in loans and promissory notes outstanding as of January 31, 2001, was borrowed under the Master Loan Agreement revised as of November 10, 2000, by and among us, Bowlin Outdoor and First Security Bank. Under this master loan agreement, the Company grants a security interest in its assets and property as security interests against its obligations under the agreement. Shortly following the consummation of the merger with Bowlin Outdoor, Lamar paid off all outstanding obligations of Bowlin Outdoor under the agreement. See Item 7 - Certain Relationships and Related Transactions, Master Loan Agreement.

     Under the Master Loan Agreement, the Company must:

          o    comply with all material laws, rules, regulations and orders;
          o pay and discharge all taxes, assessments and governmental charges or levies imposed upon us or our property before they become delinquent, so long as it is not being contested;
          o maintain insurance with responsible and reputable insurance companies or associations in amounts covering such risks as are acceptable to First Security Bank;
          o preserve and maintain corporate existence, rights, franchises and privileges in the jurisdiction of the Company's incorporation, and qualify and remain qualified in each jurisdiction in which such qualification is necessary or desirable in view of our business and operations or ownership of properties;
          o maintain and preserve in good working order, save ordinary wear and tear, all of our properties that are used or useful in the conduct of our business; and
          o perform and observe all of the terms and provisions of all other loans, debts and obligations.

     Under the Master Loan Agreement, the Company must maintain each of the following minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized:

          o    debt coverage ratio of 1.15 to 1.0;
          o    interest coverage ratio of 1.5 to 1.0;
          o net worth of company must increase by at least 50% of net profit on an annual basis; and
          o    tangible leverage ratio of not more than 3.5 to 1.0;

For purposes of calculating these ratios, the following definitions and formulas apply:

               "earnings" means earnings before interest, taxes, depreciation and amortization;

               "interest coverage ratio" means earnings divided by (Interest expense (+) taxes);

               "debt coverage ratio" means earnings divided by (prior year current maturities of long term debt (+) interest expense (+) taxes); and

               "tangible leverage ratio" means total liabilities / tangible net worth. Tangible net worth is defined as the sum of (capital stock, paid in capital and returned earnings) less the sum of goodwill or other intangible assets.

     Also, during the term of the Master Loan Agreement, the Company may not, except with First Security Bank's prior written consent:

          o merge with another entity (excluding the merger between Bowlin Outdoor and Lamar);
          o    sell, pledge or dispose of all or substantially all assets;
          o    invest in another entity in excess of $500,000;
          o    materially change business operations;
          o make any non-GAPP required or recommended changes in accounting methods;
          o incur, assume or otherwise become obligated on loans, borrowings, debts, leases, or other financing with any person or entity in an amount exceeding the aggregate of $500,000 per fiscal year and the aggregate maximum amount of $1,000,000 (not including amounts due to vendors for fuels, supplies, materials, labor, and similar day to day operating expenses incurred in the ordinary course of the travel center and outdoor advertising business);
          o incur any indebtedness or other obligations to any lender to finance the acquisition of any outdoor advertising business or billboards; or
          o incur any indebtedness or other obligations to the owner or seller of any single or related group of outdoor advertising assets or businesses to finance the purchase of such assets (seller financing) in excess of $500,000 and in no event in excess of the aggregate maximum amount of $1,000,000 for all such types of indebtedness.

     The following table shows our long-term debt obligations as of January 31, 2001:

                                                                   January 31,
                                                                       2001
                                                                 ---------------

     Due bank,  maturity November 2005, variable interest        $   2,467,041
         (9.13%   at   January   31,    2001),    monthly
         installments  of $37,398,  secured by  buildings
         and equipment
     Due bank,  maturity October 2013,  variable interest
         (9.00%    at    January 31,    2001),    monthly
         installments  of  $9,860,  secured  by land  and
         buildings                                                     898,143
     Due bank,  maturity October 2013,  variable interest
         (9.00%    at    January 31,    2001),    monthly
         installments  of  $6,081,  secured  by land  and
         buildings                                                     534,607
     Due bank,  maturity November 2005, variable interest
         at index  rate  (9.00%  at  January  31,  2001),
         monthly   installments   of  $4,920  secured  by
         buildings and equipment                                       451,601
     Due bank,  maturity November 2005, variable interest
         at  index  rate  (9.00%  at  January 31,  2001),
         monthly  installments  of  $7,517,   secured  by
         buildings and equipment                                       697,719

                                                                   January 31,
                                                                       2001
                                                                 ---------------

     Due  banks  and  other  financing  companies,   with
         maturity  dates ranging from 2001 to 2014.  Most
         bear interest at  adjustable  rate of 7.75% with
         certain  fixed  rate  notes  at  8.9%.   Monthly
         payments  totaling  $14,072.  Secured  by  land,
         buildings, equipment, and inventories                         789,412
     Due individuals,   various  payment  schedules  with
         maturity  dates  in  2003,   including  interest
         ranging from 8.00% to 10.00%.  Monthly  payments
         totaling $3,818.  Secured by land and buildings               101,946
                                                                 -------------

                                                                     5,940,469
     Less current maturities                                           495,041
                                                                 -------------

                                                                 $   5,445,428
                                                                 =============


                                                                     (Continued)

     The table below shows our future maturities of long-term debt for the years indicated ending January 31.

                 2001                      $      495,041
                 2002                             541,493
                 2003                             524,899
                 2004                             494,145
                 2005                             540,700
                 Thereafter                     3,344,191
                                           --------------

                              Total        $    5,940,469
                                           ==============

See "Notes to Financial Statements -- Footnote 4".

     The Company has forecasted approximately $300,000 for capital commitments for fiscal year 2002. The Company expects to use current working capital and cash flows from operations to fund these commitments and does not anticipate obtaining any outside sources for these commitments.

     The Company is unaware of any trends or demands, commitments or uncertainties that will result or are reasonably likely to result in liquidity increasing or decreasing in any material way over the next twelve months. The Company can borrow up to $1.0 million under the credit facility with First Security Bank. (See "Certain Relationships and Related Party Transactions" for a summary of our Master Loan Agreement, by and among First Security Bank, Bowlin Outdoor and Bowlin Travel Centers). The Company believes that its working capital and the cash flow generated from current operations will be sufficient to fund operations over the next twelve months without borrowing any additional funds under the credit facility. While the Company is not currently a party to any agreements to acquire any additional travel centers, nor does the Company have plans to build any additional travel centers in the near term, if the Company were to acquire or construct any additional travel centers it would likely have to obtain additional financing to do so, either under the current credit facility or through other means. The Company cannot predict with any certainty what the terms of such financing might be.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 2001, approximately $5.267 million of the Company's total indebtedness accrued interest at variable rates tied to LIBOR or the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates that could impact the Company's ability to finance internal development and growth of the business. The Company does not, however, believe that any risk inherent in the variable rate nature of our debt is likely to have a material effect on its financial position, results of operations or liquidity.

     The Company has not entered into any market risk sensitive instruments for trading purposes. Further, the Company does not currently have any derivative instruments outstanding and has no plans to use any form of derivative instruments to manage its business in the foreseeable future.

RISK FACTORS

     The Company does not provide forecasts of potential future financial performance. While management is optimistic about long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating our growth outlook.

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not rely on these forward-looking statements. The Company uses words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify such forward-looking statements. This Form 10-K also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the travel center industry, among other things. You should not place undue reliance on those forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks faced described below and elsewhere in this Form 10-K.

     THE COMPANY'S SHARES OF COMMON STOCK ARE TRADED ON THE OTC BULLETIN BOARD AND WILL LIKELY BE SUBJECT TO SIGNIFICANT PRICE VOLATILITY AND AN ILLIQUID MARKET.

     The Company is not applying to any exchange to list its shares of common stock. However, there are currently eight market makers that have traded in the shares of the Company's common stock on the OTC Bulletin Board. Since trading began on the OTC Bulletin Board in February, the spread between the bid and ask market price of the common stock has varied from less than 10% to greater than 2000%. As of April 24, 2001, the BID price of a share of common stock ranged from a low of $0.10 to a high of $1.14, and the ASK price of a share of common stock ranged from a low of $1.19 to a high of $2.00. In order to purchase and sell shares of the Company's common stock on the OTC Bulletin Board, you must use one of the market makers then making a market in the stock. Because of the wide variance in the BID and ASK spreads, there is significant risk that an investor that sold shares on the OTC Bulletin Board would sell them for a price that was significantly lower than the price at which the shares could be purchased, and vice versa. The number of shares traded to date indicates that the market for the Company's shares of common stock is illiquid which could make it difficult to purchase or sell shares.

     THE COMPANY'S HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF ITS RESULTS AS A SEPARATE COMPANY.

     The historical financial information included in this Form 10-K may not reflect what results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented or what results of operations, financial position and cash flows will be in the future. This is because:

o adjustments and allocations have been made, primarily with respect to corporate-level expenses and administrative functions, because Bowlin Outdoor did not account for the Company as, and the Company was not operating as, a separate stand-alone business for all periods presented; and

o the information does not reflect changes that may occur in the future as a result of the Company's separation from Bowlin Outdoor

     For additional information, see "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     THE COMPANY  MIGHT INCUR  GREATER  COSTS AND EXPENSES IN  PROPORTION TO ITS
REVENUES   OPERATING  AS  A  STAND-ALONE  ENTITY  THAT  COULD  ADVERSELY  AFFECT
PROFITABILITY.

     The Company has not operated as a stand-alone entity separate from Bowlin Outdoor. The Company may have benefited from operating as a division of Bowlin Outdoor by sharing some expenses, personnel and other costs. General and administrative costs, as a percentage of revenue, could increase as a result of the Company operating independently of Bowlin Outdoor. If the costs and expenses of operating independently are substantially greater than the costs and expenses of operating as a division of Bowlin Outdoor, it could have a negative affect on profitability and an adverse affect on business operations and financial condition.

     THE COMPANY MIGHT NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

     The Company has been able to secure financing for the purchase of additional assets from commercial lenders in amounts up to 100% of the fair market value of the acquired assets. However, this financing was obtained by Bowlin Outdoor as a single consolidated entity. The Company might not be able to obtain additional financing as a stand-alone company without the outdoor advertising segment of Bowlin Outdoor. If obtainable, there can be no assurance that any additional financing will be available in the future on terms acceptable to the Company. The Company anticipates that any financing secured could impose certain financial and other restrictive covenants upon operations.

     THERE IS NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO SUCCESSFULLY EXPAND BUSINESS.

     The Company intends to continue to explore the possibilities of acquiring or building additional travel centers. Although existing operations are based primarily in the Southwest, current expansion plans include consideration of acquisition opportunities in both the Southwest and other geographic regions of the United States. However, there can be no assurance that suitable acquisitions can be identified, and the Company will likely face competition from other companies for available acquisition opportunities. Any such acquisition would be subject to negotiation of definitive agreements, appropriate financing arrangements and performance of due diligence. There can be no assurance that the Company will be able to complete such acquisitions, obtain acceptable financing, or any required consent of our bank lenders, or that such acquisitions, if completed, can be integrated successfully into existing operations. The success of an expansion program will depend on a number of factors, including the availability of sufficient capital, the identification of appropriate expansion opportunities, the Company's ability to attract and retain qualified employees and management, and the continuing profitability of existing operations. There can be no assurance that the Company will achieve its planned expansion or that any expansion will be profitable.

     THE COMPANY'S USE OF PETROLEUM PRODUCTS SUBJECTS IT TO VARIOUS LAWS AND REGULATIONS, AND EXPOSES IT TO SUBSTANTIAL RISKS.

     The Company is subject to federal, state and local laws and regulations governing the use, storage, handling, and disposal of petroleum products. While the Company believes that it is compliant with environmental laws and regulations, the risk of accidental contamination to the environment or injury cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed available resources. The Company could be required to incur significant costs to comply with environmental laws and regulations that may be enacted in the future.

     BECAUSE ALL OF THE COMPANY'S TRAVEL CENTERS ARE LOCATED IN ARIZONA AND NEW MEXICO, A DOWNTURN IN THE ECONOMIC CONDITIONS IN THE SOUTHWESTERN UNITED STATES COULD ADVERSELY AFFECT BUSINESS OPERATIONS AND FINANCIAL CONDITIONS.

     The Company's travel centers are located only in Arizona and New Mexico. The Company relies on the business generated from travelers and patrons within these two states, and those traveling through these states. Risks from economic downturns are not diversified or spread out across several regions. Because of the geographic concentration of the Company's travel centers, business may be adversely affected in the event of a downturn in general economic conditions in the Southwestern United States generally, or in Arizona or New Mexico.

     THE COMPANY DEPENDS ON THIRD PARTY RELATIONSHIPS.

     The Company is dependent on a number of third party relationships under which it offers brand name and other products at its travel centers. These brand name relationships include distributorship relationships with CITGO and EXXON and existing franchise agreements with Dairy Queen/Brazier and Stuckey's. The Company's existing operations and plans for future growth anticipate the continued existence of such relationships.

     The CITGO distribution agreement had an initial three-year term that expired September 30, 1998, and automatically renewed for a three-year term through 2001. The EXXON distribution agreement has a three-year term that expires March 31, 2004. CITGO's and EXXON's ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement by the Company, or termination by CITGO or EXXON of its petroleum marketing activities in the Company's distribution area. CITGO and EXXON may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

     Under four of the Company's Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that they are in breach of the agreement and Dairy Queen has not cured that breach within thirty days of notice. Dairy Queen may terminate either of these agreements if they deliver notice to the Company that it is in breach of the agreement and does not cure that breach within 14 days of that notice.

     The franchise agreement for the Company's Stuckey's location in Edgewood was entered into on July 7, 1982. This agreement had an initial term of ten years and is renewable for additional five-year terms at the Company's option. The current term of this agreement, if not extended or terminated before, will end on July 7, 2002. The Company entered into a letter agreement on March 1, 1987 for its Stuckey's location in Benson, Arizona. Under its terms, the Company may cancel this agreement at any time with ninety days prior written notice. Stuckey's may cancel this agreement with 12 months prior written notice, or if the Company is in non-compliance with the agreement. The current term of this agreement, if not extended or terminated before, will end on March 1, 2002.

     There can be no assurance that the agreements that govern these relationships will not be terminated (for greater detail regarding the terms of these agreements, see "Business Operations -- Travel Centers and Gasoline Retailing"). Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to existing agreements will not prevent it from pursuing opportunities that management would otherwise deem advisable. In addition, there are no material early termination provisions under any of the franchise or petroleum distribution agreements.

     The Company also relies upon several at-will relationships with various third parties for much of its souvenir and gift merchandise. Although the Company believes it has good relationships with its suppliers, there can be no assurance that the Company will be able to maintain relationships with suppliers of suitable merchandise at appropriate prices and in sufficient quantities.

     IF THE COMPANY IS NOT ABLE TO SUCCESSFULLY COMPETE IN ITS INDUSTRY IT COULD HAVE AN ADVERSE IMPACT ON BUSINESS OPERATIONS OR FINANCIAL CONDITION.

     The Company's travel centers face competition from

     o    major and independent oil companies;

     o    independent service station operators;

     o national and independent operators of restaurants, diners and other eating establishments; and

     o national and independent operators of convenience stores and other retail outlets.

     Some of the Company's competitors, including major oil companies and convenience store operators, are substantially larger, better capitalized, and have greater name recognition and access to greater resources than the Company does. There can be no assurance that the Company's travel centers will be able to compete successfully in their respective markets in the future.

     THE COMPANY'S BUSINESS IS SEASONAL AND REVENUES FLUCTUATE QUARTERLY.

     The Company's travel center operations are subject to seasonal fluctuations, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes. Revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in periods of decreased cash flow that might cause the Company to use its lending sources, or to secure additional financing, in order to cover expenses during those periods. This could increase the interest expense of the Company's operations and decrease net income and have a material adverse effect on business and results of operations.

     THE COMPANY IS SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS, INCLUDING THOSE RELATED TO FOOD HANDLING, FIREWORKS SALES, TOBACCO SALES, AND UNDERGROUND STORAGE TANKS.

     Each of the Company's food service operations is subject to licensing and regulation by a number of governmental authorities, including regulations relating to health, safety, cleanliness and food handling, as well as federal and state laws governing such matters as working conditions, overtime, tip credits and minimum wages. The Company's travel center operations are also subject to extensive laws and regulations governing the sale of tobacco and fireworks in New Mexico travel centers. In addition, the Company has incurred ongoing costs to comply with federal, state and local environmental laws and regulations, primarily relating to underground storage tanks. These costs include assessment, compliance, and remediation costs, as well as certain ongoing capital expenditures relating to gasoline dispensing operations.

     Such regulations include certain mandatory licensing procedures and the ongoing compliance measures, as well as special sales tax measures. The Company believes that operations at its thirteen travel centers comply with all applicable licensing and regulatory requirements. However, any failure to comply with applicable regulations, or the adoption of additional regulations or changes in existing regulations could impose additional compliance costs, require a cessation of certain activities or otherwise have a material adverse effect on business and results of operations.

     THE COMPANY'S CURRENT CAPITALIZATION COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

     In the Company's Articles of Incorporation, pursuant to Nevada Revised Statues Section 78.378, the Company elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive. Pursuant to Nevada Revised Statutes Section 78.434, the Company also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive. These statutes are sometimes referred to as "interested stockholder" statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval. Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions.

     However, the Company's Board of Directors has the authority to issue up to ten million (10,000,000) shares of common stock, $.001 par value, and up to one million (1,000,000) shares of preferred stock, $.001 par value, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change of control of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Following on next page.

                           BOWLIN TRAVEL CENTERS, INC.

                              Financial Statements

                            January 31, 2001 and 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Bowlin Travel Centers, Inc.:


We have audited the accompanying balance sheets of Bowlin Travel Centers, Inc. as of January 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. as of January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                KPMG LLP


March 30, 2001
Albuquerque, New Mexico

                           BOWLIN TRAVEL CENTERS, INC.

                                 Balance Sheets

                            January 31, 2001 and 2000

                                 ASSETS                                2001            2000
                                                                   -----------     -----------
Current assets:
    Cash and cash equivalents                                      $ 4,042,765       1,388,934
    Accounts receivable, net                                           567,016         558,944
    Accounts receivable - related parties                               47,259         122,121
    Inventories                                                      3,424,745       3,529,690
    Prepaid expenses                                                   190,501         105,512
    Notes receivable - related parties                                      --          13,512
    Other current assets                                                25,367          13,329
                                                                   -----------     -----------
               Total current assets                                  8,297,653       5,732,042
                                                                   -----------     -----------

Property and equipment, net                                          9,543,709      10,760,855
Intangible assets, net                                                 305,295         328,268
Other assets                                                           380,850         169,511
                                                                   -----------     -----------
               Total assets                                        $18,527,507      16,990,676
                                                                   ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of long-term debt                         $   495,041         491,701
    Accounts payable                                                 1,438,914       1,218,265
    Accrued salaries and benefits                                       24,868         152,019
    Accrued liabilities                                                214,038         183,013
    Due to related party                                               516,043              --
                                                                   -----------     -----------
               Total current liabilities                             2,688,904       2,044,998

Deferred income taxes                                                  613,400         592,800
Long-term debt, less current installments                            5,445,428       6,231,854
                                                                   -----------     -----------
               Total liabilities                                     8,747,732       8,869,652
                                                                   -----------     -----------

Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares authorized,
       4,583,348 issued and outstanding at January 31, 2001              4,583              --
    Additional paid-in capital                                       9,775,192              --
    Parent's equity in division                                             --       8,121,024
                                                                   -----------     -----------
               Total stockholders' equity                            9,779,775       8,121,024

Commitments and contingencies (notes 7 and 8)
                                                                   -----------     -----------
               Total liabilities and stockholders' equity          $18,527,507      16,990,676
                                                                   ===========     ===========

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                              Statements of Income

                                                         Years ended January 31,
                                             --------------------------------------------
                                                  2001           2000            1999
                                             ------------    ------------    ------------
Gross sales                                  $ 27,164,286      27,242,403      23,803,173
Less discounts on sales                           399,022         386,622         283,264
                                             ------------    ------------    ------------
             Net sales                         26,765,264      26,855,781      23,519,909

Cost of goods sold                             18,748,526      18,660,049      15,817,507
                                             ------------    ------------    ------------
             Gross profit                       8,016,738       8,195,732       7,702,402

General and administrative expense             (6,742,579)     (7,128,511)     (6,546,116)
Depreciation and amortization                    (778,788)       (719,085)       (716,640)
Management fee income                             212,693         207,390         186,867
Other operating income (expense)                       --          30,661           7,345
                                             ------------    ------------    ------------
             Operating income                     708,064         586,187         633,858

Other income (expense):
    Interest income                               180,851          95,570          85,696
    Gain on sale of property and equipment        266,897           1,024           7,180
    Gain from insurance proceeds                       --         711,805              --
    Interest expense                             (625,500)       (598,420)       (310,762)
                                             ------------    ------------    ------------
             Total other income (expense)        (177,752)        209,979        (217,886)
                                             ------------    ------------    ------------
             Income before income taxes           530,312         796,166         415,972

Income taxes                                      231,500         308,800         162,300
                                             ------------    ------------    ------------
               Net income                    $    298,812         487,366         253,672
                                             ============    ============    ============
Earnings per share:
Weighted average common shares                  4,583,348       4,583,348       4,583,348
                                             ============    ============    ============
Earnings per share                           $       0.07            0.11            0.06
                                             ============    ============    ============

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                       Statements of Stockholders' Equity

                   Years ended January 31, 2001, 2000 and 1999

                                                                 Additional   Parent's
                                        Number of      Par        paid-in     equity in
                                          shares      value       capital     division         Total
                                      -----------   ----------   ----------   ----------    ----------
Balance at January 31, 1998                    --           --           --    7,379,986     7,379,986
Net income                                     --           --           --      253,672       253,672
                                      -----------   ----------   ----------   ----------    ----------

Balance at January 31, 1999                    --           --           --    7,633,658     7,633,658
Net income                                     --           --           --      487,366       487,366
                                      -----------   ----------   ----------   ----------    ----------

Balance at January 31, 2000                    --           --           --    8,121,024     8,121,024

Parent's distribution to subsidiary            --           --           --    1,359,939     1,359,939
Net income                                     --           --           --      298,812       298,812
Issuance of common stock in
   Connection with spin-off
   Transaction                          4,583,348        4,583    9,775,192   (9,779,775)           --
                                      -----------   ----------   ----------   ----------    ----------

Balance at January 31, 2001             4,583,348        4,583    9,775,192           --     9,779,775
                                      ===========   ==========   ==========   ==========    ==========


See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                             Statement of Cash Flows

                                                                     Years ended January 31,
                                                           -----------------------------------------
                                                               2001           2000           1999
                                                           -----------    -----------    -----------
Cash flows from operating activities:
     Net income                                            $   298,812        487,366        253,672
     Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                      778,788        719,085        716,640
            Income from partnership investment                      --         (1,408)        (3,025)
            Gain on sale of property and equipment            (266,897)        (1,024)        (7,180)
            Gain from insurance proceeds                            --       (711,805)            --
            Deferred income taxes                               20,600        362,900         81,300
            Changes in operating assets and liabilities
               Accounts receivable                              33,007         93,417       (595,942)
               Inventories                                     104,945        154,862       (530,864)
               Prepaid expenses and other                      (54,436)        71,953        (74,859)
               Accounts payable and accrued liabilities        124,523         22,209         82,259
               Income taxes                                         --        223,976       (151,583)
                                                           -----------    -----------    -----------
               Net cash provided by operating activities     1,039,342      1,421,531       (229,582)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
     Capital received from partnership                              --         21,400             --
     Proceeds from sale of assets                              837,064        138,828         13,413
     Proceeds from insurance                                        --      1,086,865             --
     Purchases of property and equipment                      (303,423)    (2,908,762)    (2,060,507)
     Franchise fee payments                                         --             --        (25,000)
     Notes receivable, net                                       3,957       (117,466)        43,196
                                                           -----------    -----------    -----------
               Net cash used in investing activities           537,598     (1,779,135)    (2,028,898)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
     Payments on long-term debt                               (783,086)      (821,670)      (611,151)
     Payments for debt issuance costs                          (16,005)            --       (294,868)
     Capital contribution from parent                        1,359,939             --             --
     Due to related party                                      516,043
     Proceeds from borrowings                                       --        776,200      4,311,802
                                                           -----------    -----------    -----------
               Net cash provided by financing activities     1,076,891        (45,470)     3,405,783
                                                           -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents         2,653,831       (403,074)     1,147,303
Cash and cash equivalents at beginning of period             1,388,934      1,792,008        644,705
                                                           -----------    -----------    -----------

Cash and cash equivalents at end of period                 $ 4,042,765      1,388,934      1,792,008
                                                           ===========    ===========    ===========

                                                                                          (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                             Statement of Cash Flows

                                                                     Years ended January 31,
                                                           -----------------------------------------
                                                               2001           2000           1999
                                                           -----------    -----------    -----------
Supplemental disclosure of cash flow information:
     Interest paid                                         $   594,947        618,105        291,944
                                                           ===========    ===========    ===========
     Income taxes paid (received)                          $        --       (230,376)       232,583
                                                           ===========    ===========    ===========
Noncash investing and financing activities:
         Notes receivable issued on accounts receivable    $    33,783             --             --
                                                           ===========    ===========    ===========
         Property and equipment in exchange for
            Note payable                                   $   180,039             --             --
                                                           ===========    ===========    ===========


See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                            January 31, 2001 and 2000


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          Bowlin Travel Centers, Inc. (BTC or the Company) is located in Albuquerque, New Mexico. Through January 30, 2001, the Company operated as a separate division of Bowlin Outdoor Advertising & Travel Centers, Inc. (BOATC), a public company traded on the American Stock Exchange. On January 30, 2001, BTC became an independent company through a spin-off transaction whereby shares of BTC were distributed to the shareholders of BOATC. Inter-company transactions have generally been limited to management fees, federal and state income tax allocations, cash advances and cash distributions and are recorded and funded through an inter-company receivable/payable account.

          BTC's articles of incorporation authorize 10,000,000 shares of common stock ($.001 par value) and 1,000,000 shares of preferred stock ($.001 par value) which can be issued at the discretion of the Board of Directors.

          The Company's principal business activities include the operation of full-service travel centers and restaurants which offer brand-name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States.

     (b)  CASH AND CASH EQUIVALENTS

          The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     (c)  INVENTORIES

          Inventories consist primarily of merchandise and gasoline for resale and are stated at the lower of cost or market value, with cost being determined using the first-in, first-out (FIFO) method.

     (d)  PROPERTY AND EQUIPMENT

          Property and equipment are carried at cost. Maintenance and repairs, including the replacement of minor items, are expensed as incurred, and major additions to property and equipment are capitalized. Depreciation is provided by the Company using primarily straight-line as well as accelerated methods.

     (e)  INTANGIBLE ASSETS

          Debt issuance costs are deferred and amortized over the terms of the respective borrowings on a straight-line basis for the revolving portion and the interest method for the term note portion. Franchise fees are amortized on a straight-line basis over the shorter of the life of the related franchise agreements or the periods estimated to be benefited, ranging from fifteen to twenty-five years.

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                            January 31, 2001 and 2000


     (f)  SALES AND COST RECOGNITION

          Sales of merchandise are recognized at the time of sale and the associated costs of the merchandise are included in cost of sales.

     (g)  INCOME TAXES

          The Company is included in the federal income tax return of BOATC through January 30, 2001. The Company's U.S. federal and state income tax liabilities are computed as if BTC filed separate tax returns.

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
          DISPOSED OF

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

     (i)  FINANCIAL INSTRUMENTS

          The Company's financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

     (j)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                            January 31, 2001 and 2000


     (k)  EARNINGS PER SHARE

          Earnings per share of common stock, both basic and diluted, are computed by dividing net income by the weighted average common shares outstanding, assuming the shares distributed on January 30, 2001 were outstanding for all periods presented. Diluted earnings per share is calculated in the same manner as basic earnings per share as there were no potential dilutive securities outstanding for all periods presented.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at January 31:

                                     Estimated life
                                        (years)          2001          2000
                                     --------------  ------------  -----------
     Land                                 --         $  2,403,421    2,610,341
     Buildings and improvements         10 - 40         7,627,865    8,203,173
     Machinery and equipment             3 - 10         5,867,316    6,653,358
     Autos, trucks and mobile homes      3 - 10         1,351,039    1,451,987
     Billboards                         15 - 20         1,041,923      951,026
                                                     ------------  -----------
              Subtotal, at cost                        18,291,564   19,869,885

     Less accumulated depreciation                     (8,747,855)  (9,129,271)
     Construction in progress                                  --       20,241
                                                      -----------  -----------
                                                        9,543,709   10,760,855
                                                      ===========  ===========

     In May 2000, the Company sold certain assets, including land and equipment, to a third party for $25,000 cash and a note receivable for $400,000. The note receivable has a stated rate of interest of 8% and is payable in annual installments of $37,500 through 2004 with the balance due in 2005. The assets sold had a carrying value of $170,258 and the costs incurred to sell the assets were $6,043. The gain on the sale of the property was $248,699, of which $14,625 was recognized initially and $234,074 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain of $234,074 as of January 31, 2001 is reflected as a reduction to the note receivable in the accompanying balance sheet.

     On October 20, 2000, the Company closed one of its travel centers located near Deming, New Mexico. The travel center assets that were abandoned had a carrying value of $14,004. A loss of $31,275 was recorded due to the carrying amount of the assets abandoned and additional expenses of $17,241 incurred to remove the building and restore the leased land to its original state. For the fiscal years ended January 31, 2001 and 2000, the travel center generated total revenues of approximately $255,000 and $494,000, respectively. For the same periods, the travel center had a net loss before taxes of $93,000 and income before taxes of $23,000, respectively.

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                            January 31, 2001 and 2000


     On November 27, 2000, the Company sold one of its travel centers located in Rio Puerco, New Mexico. Proceeds from the sale were $600,000 and the Company recorded a gain of $150,405, after deducting costs associated with the sale of $5,300. For the fiscal years ended January 31, 2001 and 2000, the travel center generated total revenues of approximately $916,000 and $1,394,000, respectively. For the same periods, the travel center had a net loss before taxes of $39,000 and $34,000 respectively.

     The Company received proceeds from insurance in the year ended January 31, 2000 totaling $1,086,865 to replace assets destroyed by a fire at the Company's headquarters during November 1998 which resulted in recognition of a $711,805 gain.

(3)  INTANGIBLE ASSETS

     Intangible assets, at cost, consist of the following at January 31:

                                             2001         2000
                                          ---------    ---------

     Franchise fees                       $ 183,000      183,000
     Debt issuance costs                    311,272      295,267
                                          ---------    ---------
                                            494,272      478,267
     Less accumulated amortization         (188,977)    (149,999)
                                          ---------    ---------
                                          $ 305,295      328,268
                                          =========    =========

(4)  SHORT-TERM BORROWING

     In November, 2000 the Company entered into a credit agreement with one of its existing lenders which included a working capital line of credit. The $1,000,000 line of credit matures March 31, 2002 and requires variable interest (9.26% at January 31, 2001). There were no amounts drawn on this line-of credit during the year ended January 31, 2001.

(5)  LONG-TERM DEBT

     Long-term debt consists of the following at January 31:

                                                                        2001           2000
                                                                   -------------   ------------
     Due bank, maturity November 2005, variable interest (9.13%
        at January 31, 2001), monthly installments of  $37,398,
        secured by buildings and equipment                         $   2,467,041      2,661,329
     Due bank, maturity October 2013, variable  interest (9.00%
        at January 31, 2001), monthly  installments of  $9,860,
        secured by land and buildings                                    898,143        941,732
     Due bank, maturity  October 2013, variable interest (9.00%
        at January 31, 2001),  monthly installments of  $6,081,
        secured by land and buildings                                    534,607        606,494
     Due bank,  maturity  January 2005,  variable  interest  at
        index  rate  (9.00%  at   January  31,  2001),  monthly
        installments  of  $4,920  secured   by  buildings   and
        equipment                                                        451,601        467,501
     Due bank,  maturity  November 2005,  variable  interest at
        index  rate  (9.00%  at   January  31,  2001),  monthly
        installments  of   $7,517,  secured  by  buildings  and
        equipment                                                        697,719        732,194

                                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                            January 31, 2001 and 2000

                                                                        2001           2000
                                                                   -------------   ------------
     Due banks  and  other financing  companies,  with maturity dates ranging from 2001 to 2014.  Most bear interest at
        adjustable  rate of 7.75% with certain fixed rate notes
        at 8.9%.  Monthly payments totaling $14,072. Secured by
        land, buildings, equipment and inventories                       789,412      1,177,768

     Due individuals,  various  payment schedules with maturity dates in 2003, including  interest ranging  from  8.00%
        to 10.00%.  Monthly  payments totaling $3,818.  Secured
        by land and buildings                                            101,946        136,537
                                                                   -------------   ------------
                                                                       5,940,469      6,723,555
       Less current maturities                                           495,041        491,701
                                                                   -------------  -------------
                                                                   $   5,445,428      6,231,854
                                                                   =============  =============

     Future maturities of long-term debt for the years ending January 31 are as follows:


                 2002                                     $    495,041
                 2003                                          541,493
                 2004                                          524,899
                 2005                                          494,145
                 2006                                          540,700
                 Thereafter                                  3,344,191
                                                          ------------
                    Total                                 $  5,940,469
                                                          ============

(6)  INCOME TAXES

     Income taxes consist of the following for the years ended January 31:

                                     Current     Deferred     Total
                                   -----------  ----------  ---------

     2001:
       U.S. Federal                $ 175,700       17,200     192,900
       State and local                35,200        3,400      38,600
                                   ---------    ---------   ---------
                                     210,900       20,600     231,500
                                   =========    =========   =========
    2000:
      U.S. Federal                $ (45,000)      302,300     257,300
      State and local                (9,100)       60,600      51,500
                                  ---------     ---------   ---------
                                  $ (54,100)      362,900     308,800
                                  =========     =========   =========
    1999:
      U.S. Federal                $  67,500        67,700     135,200
      State and local                13,500        13,600      27,100
                                  ---------     ---------   ---------
                                  $  81,000        81,300     162,300
                                  =========     =========   =========

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                            January 31, 2001 and 2000



                                                    2001       2000       1999
                                                  --------   --------   --------
         Computed "expected" tax                  $180,306    270,696    141,430
         State income taxes, net of federal tax
            benefit                                 25,497     34,014     17,872
         Other non-deductible expenses              25,697      4,090      2,998
                                                  --------   --------   --------
               Total                              $231,500    308,800    162,300
                                                  ========   ========   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

                                                               2001       2000
                                                             --------   --------
         Deferred tax assets --
           Compensated  absences, principally  due  to
             accrual for financial reporting purposes        $ 36,571     37,519
                                                             --------   --------
                 Total gross deferred tax assets               36,571     37,519

         Less valuation allowance                                  --         --
                                                             --------   --------
                 Net deferred tax assets                       36,571     37,519
                                                             --------   --------
         Deferred tax liabilities:
           Property and equipment, principally due to
             differences in depreciation                      645,439    625,375
           Other                                                4,532      4,944
                                                             --------   --------
                 Total gross deferred liabilities             649,971    630,319
                                                             --------   --------
                 Net deferred tax liability                  $613,400    592,800
                                                             ========   ========

     There was no valuation allowance for deferred tax assets as of February 1, 2000, 1999 or 1998. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(7)  PROFIT-SHARING PLAN

     The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company's contributions to the profit-sharing plan were $62,315, $42,237 and $29,083 in fiscal 2001, 2000 and 1999, respectively.

(8)  COMMITMENTS AND CONTINGENCIES

     The  Company  leases  land at several of its  retail  operating  locations.
     Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $296,080, $356,392 and $313,619 for the years ended January 31, 2001, 2000 and 1999, respectively.  The Company  also  leases  land where  several of its retail

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                            January 31, 2001 and 2000

     billboards are located and rent expense for these leases was $85,273, $91,148 and $43,809 for the years ended January 31, 2001, 2000 and 1999, respectively.

     The leasing agreements for the various locations include 5 to 35 year leases with remaining lives on those leases ranging from approximately 5 to 25 years at January 31, 2001. Renewal options vary, with the most extensive including three five-year renewal options. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

     Future minimum rental payments under these leases are as follows:

                        Year ending January 31:

                              2002                 $  172,148
                              2003                    151,286
                              2004                    118,186
                              2005                    111,814
                              2006                     87,978
                              Thereafter              491,953
                                                   ----------
                              Total                $1,133,365
                                                   ==========

(9)  RELATED PARTY TRANSACTIONS

     Due to related party of $516,043 at January 31, 2001, represents amounts due to BOATC in connection will the spin-off transaction.

     Related party notes receivable at January 31, 2000 consisted of amounts due from a stockholder and employees of $10,012 and $3,500, respectively. These notes were paid in full in December 2000.

     During the years ended January 31, 2001, 2000 and 1999, wholesale gasoline distribution sales totaling $1,433,398, $1,328,418 and $1,227,681 were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company.

     The Company and BOATC have entered into an agreement whereby the Company is reimbursed for certain corporate general and administrative functions performed on behalf of BOATC. These fees are included in the caption "management fees" in the accompanying statements of income and they include treasury, accounting, tax, human resources and other support services. While Company management has no practical means to estimate the costs that would have been received for such services had it been a stand-alone company, management believes the amount of such allocations are reasonable. In connection with the January 30, 2001 spin-off transaction, BOATC has elected to discontinue the cost sharing agreement. The pro forma net income and earnings per share, assuming no management fee income for the year ending January 31, 2001, is $179,066 and $0.04, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the officers and directors of Bowlin Travel Centers. A summary of the background and experience of each of these individuals is set forth after the table.

               Name            Age                    Position
               ----            ---                    --------
Michael L. Bowlin               58    Chairman of the Board, President and Chief
                                      Executive Officer and Director
C. Christopher Bess             54    Executive Vice President, Chief Operating
                                      Officer and Director
William J. McCabe               50    Senior Vice President --Management
                                      Information Systems, Secretary, Treasurer and Director

----------------------------

     MICHAEL L. BOWLIN. Mr. Bowlin has served as Chairman of the Board and Chief Executive Officer, President and as a Director of Bowlin Travel Centers since August of 2000. Mr. Bowlin served as Chairman of the Board and Chief Executive Officer of Bowlin Outdoor from 1991 through January of 2001, and as President from 1983 through 1991. Mr. Bowlin had been employed by Bowlin Outdoor since 1968. Mr. Bowlin is the past Chairman of the Board for the Outdoor Advertising Association of America and has served on the Board of Directors in various capacities for twenty years. Mr. Bowlin also served as President and a member of the Board of Directors of Stuckey's Incorporated, a restaurant and specialty store franchisor (including specialty stores located at four of the Company's travel centers) from 1986 to July of 2000; however, substantially all of Mr. Bowlin's professional time is devoted to his duties at Bowlin Travel Centers. Mr. Bowlin holds a Bachelor's degree in Business Administration from Arizona State University.

     C. CHRISTOPHER BESS. Mr. Bess has served as Executive Vice President and Chief Operating Officer, and as a Director, of Bowlin Travel Centers since August of 2000. Mr. Bess served as Bowlin Outdoor's Executive Vice President and Chief Operating Officer from 1983 through January of 2001. Mr. Bess served as a member of Bowlin Travel Centers' Board of Directors from 1974 through January of 2001. During his 28 years with Bowlin Travel Centers, Mr. Bess also served in such capacities as Internal Auditor, Merchandiser for Travel Center Operations, Travel Center Operations Manager and as Development Manager. Mr. Bess is a certified public accountant and holds a Bachelor's degree in Business Administration from the University of New Mexico.

     WILLIAM J. MCCABE. Mr. McCabe has served as Senior Vice President, Management Information Systems, Secretary, Treasurer and as a Director of Bowlin Travel Centers since August of 2000. Mr. McCabe served as Bowlin Outdoor's Senior Vice President, Management Information Systems from 1997 and as Secretary from 1996 through January of 2001. Mr. McCabe served as a member of the Board of

Directors of Bowlin Outdoor from 1983 until August 1996. Prior to 1997, Mr. McCabe served as Senior Vice President - Advertising Services from 1993, Vice President of Outdoor Operations from 1988 and as Vice President of Accounting from 1984 to 1987. Mr. McCabe had been employed by Bowlin Travel Centers since 1976 in such additional capacities as a Staff Accountant and Controller. Mr. McCabe holds a Bachelor's degree in Business Administration from New Mexico State University.

ITEM 11. EXECUTIVE COMPENSATION

     No employee or officer of Bowlin Travel Centers has entered into an employment agreement with Bowlin Travel Centers, nor do we anticipate entering into any employment agreements in the future.

     The following table summarizes all compensation paid by Bowlin Outdoor to its Chief Executive Officer and Chief Operating Officer for services rendered to Bowlin Outdoor during the fiscal years ended January 31, 2001, 2000 and 1999. The Company has no other executive officer whose total annual salary and bonus paid to them by Bowlin Outdoor exceeded $100,000. All information set forth in this table reflects compensation earned by these individuals for services with Bowlin Outdoor. The Company anticipates that its Chief Executive Officer and Chief Operating Officer will be compensated at levels consistent with their compensation at Bowlin Outdoor.

                                                                      | Long Term  |
                                                                      |Compensation|
                                                                      |------------|
                                              Annual Compensation     |   Awards   |
                                        ------------------------------|------------|
                                                              Other   | Securities |
                                                              Annual  | Underlying | All Other
     Name and Principal        Fiscal    Salary     Bonus   Compensa- |  Options/  | Compensa-
         Position               Year     ($) (1)     ($)     tion ($) |  SARs (#)  |  tion ($)
----------------------------------------------------------------------|------------|----------
Michael L. Bowlin                2001     195,000    --     17,304 (2)|     --     |    --
  Chairman of the Board,         2000     195,000    --     17,779 (2)|     --     |    --
    President, CEO &             1999     144,700    --     14,458 (2)|     --     |    --
    Director                                                          |            |
                                                                      |            |
                                                                      |            |
C. Christopher Bess              2001     145,000    --      3,142 (3)|     --     |    --
    Executive Vice President,    2000     145,000    --      4,143 (3)|     --     |    --
    COO & Director               1999      95,000    --      3,754 (3)|     --     |    --

-----------------------------

(1) Includes amounts deferred at the election of the CEO and COO to be contributed to his 401(k) Profit Sharing Plan account.

(2) Amount for 2001 includes (i) $3,699 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $7,105 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin's car allowance. Amount for 2000 includes (i) $1,950 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $11,506 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $4,323 for Mr. Bowlin's use of a company owned vehicle. Amount for 1999 includes (i) $1,775 of Bowlin's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $11,449 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $1,234 for Mr. Bowlin's use of a company owned vehicle

(3) Amount for 2001 includes (i) $2,875 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $267 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner. Amount for 2000 includes (i) $1,700 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $2,443 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner. Amount for 1999 includes (i) $1,775 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $1,979 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of January 31, 2001, there were 4,583,348 shares of Bowlin Outdoor common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

                                         AMOUNT AND NATURE OF         PERCENT OF
NAME OF BENEFICIAL OWNER (1)             BENEFICIAL OWNERSHIP (2)      CLASS (3)
----------------------------             ------------------------     ----------

Michael L. Bowlin (4)                          1,637,513                 35.7%

C. Christopher Bess (5)                          368,623                  8.0%

William J. McCabe                                 64,548                  1.4%

Monica A. Bowlin (6)                           1,637,513                 35.7%

Wellington Management Company, LLP               228,000                  5.0%

The Francis W. McClure and Evelyn Hope
McClure Revocable Trust (7)                      371,695                  8.1%

All directors and executive officers
as a group (3 persons) (4)(5)(6)               2,442,379                 53.2%

------------------------------------

(1) All of the holders have an address at c/o Bowlin Travel Centers, Inc., 150 Louisiana NE, Albuquerque, NM, 87108.

(2) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as shown beneficially owned by them.

(3) The shares and percentages shown include the shares of common stock actually owned as of April 20, 2001.

(4) Includes 425,687 shares held by Mr. Bowlin's wife and 171,332 shares held by each of three daughters. Mr. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of his daughters.

(5) Includes 48,006 shares held by Mr. Bess' wife and 26,623 shares held by Mr. Bess' minor daughter.

(6) Includes 697,830 shares held by Mrs. Bowlin's husband and 171,332 shares held by each of her three daughters. Mrs. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of her daughters.

(7) Francis W. McClure and Evelyn Hope McClure are the natural persons who control The Francis W. McClure and Evelyn Hope McClure Revocable Trust. Evelyn Hope McClure is the sister of Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer of Bowlin Travel Centers.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MERGER AGREEMENT BETWEEN LAMAR AND BOWLIN OUTDOOR

     Pursuant to Section 5.12 of the Agreement and Plan of Merger between Lamar and Bowlin Outdoor, if the merger is consummated, Lamar will pay or will cause the surviving corporation of the merger to pay up to $1,250,000 of Bowlin Outdoor's aggregate costs and expenses associated with the consummation of the merger and the other transactions contemplated by the merger agreement, including financial advisory fees, a fairness opinion, legal fees and accounting fees. However, under the Contribution Agreement, and as part of the proposed merger transaction, the Company assumed the obligation under the merger agreement to pay any closing costs that are in excess of $1,250,000. Under this arrangement, the Company assumed approximately $42,000 of the closing costs from the merger transaction.

RELATIONSHIP WITH STUCKEY'S

     Michael L. Bowlin was the President and Chairman of the Board of, and until July of 2000, a 25% stockholder in, Stuckey's Corporation ("Stuckey's"), a franchiser of restaurants and specialty stores, including specialty stores located at two of the Company's travel centers. In fiscal year 2000, aggregate franchise and other related fees paid by Bowlin Outdoor to Stuckey's totaled approximately $24,459.

CONTRIBUTION AGREEMENT BETWEEN BOWLIN OUTDOOR AND BOWLIN TRAVEL CENTERS

     The Company entered into a Contribution Agreement with Bowlin Outdoor, dated as of November 1, 2000. Under the Contribution Agreement, Bowlin Outdoor contributed all of the assets and liabilities directly associated with the ownership and operation of the travel centers business to Bowlin Travel Centers. Bowlin Outdoor and Bowlin Travel Centers each represented that it was duly organized, had the authority to enter into the agreement, and that there were no conflicts or violations resulting from, or consents required by, the execution and delivery of the agreement. Bowlin Travel Centers also covenanted under the agreement to offer employment to all of the employees of Bowlin Outdoor that work in the travel centers business, on the same terms and conditions of employment they then enjoyed with Bowlin Outdoor, and to assume all obligations and liabilities associated with those employees. Under the agreement, Bowlin Travel Centers agreed to indemnify Bowlin Outdoor, its directors, officers, shareholders, employees, affiliates, successors and assigns for any and all losses, liabilities, claims, demands, penalties, fines, settlements, damages, or expenses (including, without limitation, interest, penalties, costs of preparation and investigation, and the reasonable fees, disbursements and expenses of attorneys, accountants and professional advisors) incurred by any of the Bowlin Outdoor indemnitees:

     o arising under federal, state or local environmental laws and arising out of or in connection with the travel center business or the ownership or operation of any of the assets or assumed liabilities;

     o resulting from any labor or employment dispute arising out of or in connection with the operation of the travel center business or otherwise involving a travel centers business employee; and

     o any attempt (whether or not successful) by any person to cause or require Bowlin Outdoor to discharge or pay any assumed liability, or otherwise arising out of or relating to any assumed liability.

TAX AND  DISAFFILIATION  AGREEMENT  BETWEEN  BOWLIN  OUTDOOR  AND BOWLIN  TRAVEL
CENTERS

     As part of the Contribution Agreement, Bowlin Outdoor and Bowlin Travel Centers entered into a Tax Sharing and Disaffiliation Agreement ("Tax Agreement"). The Tax Agreement sets forth rights and obligations of Bowlin Outdoor and Bowlin Travel Centers with respect to taxes imposed on their respective businesses both before and after the distribution of Bowlin Travel Centers stock to the Bowlin Outdoor stockholders and with respect to "Restructuring Taxes." For purposes of the Tax Agreement, "Restructuring Taxes" are taxes imposed in connection with the contribution by Bowlin Outdoor of the travel centers-related assets and liabilities to Bowlin Travel Centers and the distribution of the Bowlin Travel Centers stock.

     GENERAL TAXES. Under the Tax Agreement, Bowlin Travel Centers will be liable for and indemnify Bowlin Outdoor against any taxes that are attributable to the travel centers business (both before and after transfer of such business to Bowlin Travel Centers), Restructuring Taxes and sales, transfer and other similar taxes incurred in connection with the Contribution and Distribution. Bowlin Outdoor will be liable for and indemnify Bowlin Travel Centers against any taxes that are attributable to the outdoor advertising business. The Tax Agreement sets forth additional rules for determining the tax obligations of Bowlin Outdoor and Bowlin Travel Centers.

     RESTRUCTURING TAXES. Under the Tax Agreement, Bowlin Travel Centers is generally responsible for all Restructuring Taxes. Bowlin Outdoor and Bowlin Travel Centers anticipate that the Contribution will not result in any tax liability and that the Distribution will not result in any tax liability to Bowlin Outdoor shareholders. However, Bowlin Outdoor may be liable for Restructuring Taxes in connection with the Distribution. More specifically, Bowlin Outdoor will be required to pay tax on gain (if any) equal to the value of Bowlin Travel Centers on the date of the distribution of the Bowlin Travel Centers stock, less Bowlin Outdoor's basis in Bowlin Travel Centers stock immediately before the distribution. Bowlin Outdoor and Bowlin Travel Centers plan to base the value of Bowlin Travel Centers on the first-day trading price of Bowlin Travel Centers stock. In addition, it is possible that the IRS may successfully challenge any valuation of Bowlin Travel Centers for this purpose and thereby assess additional Restructuring Taxes. As stated previously, under the Tax Agreement, Bowlin Travel Centers is required to reimburse Bowlin Outdoor for any Restructuring Taxes.

MANAGEMENT SERVICE AGREEMENT BETWEEN BOWLIN OUTDOOR AND BOWLIN TRAVEL CENTERS

     Bowlin Outdoor historically has attempted to accurately allocate costs, expenses and revenues of its two business segments, namely outdoor advertising and travel centers. However, the same personnel performed many administrative and managerial tasks for both Bowlin Outdoor and Bowlin Travel Centers. In order to accurately reflect the costs of these shared resources, Bowlin Travel Centers attributes Bowlin Outdoor with a management fee equal to the expense of certain management services. Prior to August 1, 2000, this relationship was not formalized by a written agreement. On August 1, 2000, Bowlin Outdoor and Bowlin Travel Centers entered into a Management Services Agreement to memorialize this relationship. Under the Management Services Agreement, Bowlin Travel Centers agreed to provide management, corporate general and administrative services, including but not limited to, treasury, accounting, tax, human resources, and other support services, as follows. Under this agreement, Bowlin Outdoor agreed to pay for the services rendered on a monthly basis. The amount due each month is determined by Bowlin Travel Centers based on actual amounts incurred on behalf of Bowlin Outdoor as well as a proportionate amount of overall general and administrative expenses based on the level of effort necessary to provide such services. The level of effort is determined through a percentage allocation of time and related expenditures for corporate personnel that perform duties and/or provide support for Bowlin Outdoor. The agreement is month-to-month and may be canceled with thirty days prior written notice. Lamar Advertising Company, upon consummation of the merger between Bowlin Outdoor and Lamar Advertising Company, terminated the agreement. See, also, "Notes to Financial Statement -- Note 9".

LEASE AGREEMENT BETWEEN BOWLIN OUTDOOR AND BOWLIN TRAVEL CENTERS

     In furtherance of adequately and accurately allocating costs and expenses to the outdoor advertising and travel centers business, on August 1, 2000, the Company entered into a lease agreement with Bowlin Outdoor. Under this lease agreement, Bowlin Outdoor leases:

     o approximately 5,500 square feet of office space in the building located at 136 Louisiana NE, Albuquerque, New Mexico 87108, at an annual rate of $12.00 per square foot for a total annual rental sum due of $66,000;

     o approximately 1,000 square feet of office space in the building located at 3415 South Harrelson, Las Cruces, New Mexico 88005, at an annual rate of $6.00 per square foot for a total annual rental sum due of $6,000;

     o approximately 2,000 square feet of warehouse space in the building located at 3415 South Harrelson, Las Cruces, New Mexico 88005, at an annual rate of $3.00 per square foot for a total annual rental sum due of $6,000; and

     o approximately 12,000 square feet of outside storage yard space on the premises located at 3415 and 3418 South Harrelson, Las Cruces, New Mexico 88005, at an annual rate of $.50 per square foot for a total annual rental sum due of $6,000.

     This lease is for a term of one year, ending on July 31, 2001. The Company does not know, and Lamar Advertising Company has not indicated with any certainty, whether this lease will be extended beyond its current termination date of July 31, 2001.

MASTER LOAN AGREEMENT BY AND AMONG BOWLIN TRAVEL CENTERS, BOWLIN OUTDOOR AND FIRST SECURITY BANK

     On November 10, 2000, Bowlin Travel Centers and Bowlin Outdoor revised its Master Loan Agreement with First Security Bank. This agreement superceded the Credit Agreement with First Security Bank, dated as of November 10, 1998, which made available to Bowlin Outdoor funds in the aggregate amount of $30 million. Bowlin Outdoor and Bowlin Travel Centers entered into the master loan agreement in anticipation of the proposed merger with Lamar, and the separation of Bowlin Travel Centers from Bowlin Outdoor, as well as the anticipated distribution of Bowlin Travel Centers stock to the stockholders of Bowlin Outdoor. Under this master loan agreement, various promissory notes issued by Bowlin Outdoor that represent obligations of Bowlin Outdoor to First Security Bank, were identified as either being an obligation of Bowlin Outdoor or an obligation of Bowlin Travel Centers. Of the approximately $21 million owed in aggregate under the agreement, approximately $5.3 is attributable to Bowlin Travel Centers. Under this master loan agreement, Bowlin Outdoor and Bowlin Travel Centers cross-collateralized their assets and property as security interests against both of their obligations under the agreement. Under this arrangement, the assets and property of Bowlin Travel Centers secured the obligations of Bowlin Travel Centers and Bowlin Outdoor, and vice versa. However, upon distribution of the Bowlin Travel Centers shares to the stockholders of Bowlin Outdoor, First Security Bank agreed to release its security interests in and to any of the assets and property of Bowlin Travel Centers as security against any obligations of Bowlin Outdoor under the agreement. Shortly following consummation of the merger with Bowlin Outdoor, Lamar completely paid off any outstanding obligations of Bowlin Outdoor under the agreement.

WHOLESALING TO RELATIVE OF OFFICER AND DIRECTOR AND STOCKHOLDER OF BOWLIN TRAVEL CENTERS

     The Company currently sells gasoline to a travel center that is owned by the niece of Michael L. Bowlin. During the years ended January 31, 2001, 2000 and 1999, wholesale gasoline distribution sales totaling $1,433,398, $1,328,418 and $1,227,681 were sold to this travel center. The Company sells gasoline to this travel center with its standard wholesale distributor mark-up. No special consideration is given with regard to the price at which the Company sells gasoline to this travel center.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits as indexed below are included as part of this Form 10-K.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended January 31, 2001.

                                INDEX TO EXHIBITS

Exhibit
-------

     3.1(1)   Form of Certificate  of  Incorporation  of  Bowlin Travel Centers,
              Inc.
     3.2(1)   Bylaws of Bowlin Travel Centers, Inc.
     10.1(1)  Management Services  Agreement, between Bowlin Outdoor Advertising and Travel Centers Incorporated and Bowlin Travel  Centers,  dated
              August 1, 2000.
     10.2(1)  Distributor  Franchise  Agreement,  dated  as  of  July 19,  1995, between the Registrant and CITGO Petroleum Corporation
     10.3(1)  Distributor Sales Agreement, dated  as of  April 1, 1999,  between
              the Registrant and Exxon Company, U.S.A.  (a   division  of  Exxon
              Corporation)
     10.8(1)  Lease,  dated as of January 12, 1987, between Janet Prince and the
              Registrant
     10.9(1)  Commercial Lease,  dated  as of  September 21, 1996,  between  the
              State of Arizona and the Registrant, as amended
     10.10(1) Commercial  Lease,  dated  as of March 16,  2000,  between the New
              Mexico Commissioner of Public Lands and the Registrant, as amended
     10.12(1) Lease Agreement, dated as of June 23, 1989, between the Registrant and Rex Kipp, Jr., as amended
     10.13(1) Lease,  dated as of September  29,  1983,  between J.T. and Ida M.
              Turner and the Registrant
     10.14(1) Business  Lease,   dated  as  of  October  1,  1996,  between  the
              Registrant and the New Mexico Commission of Public Lands
     10.15(1) Commercial  Lease,  dated as of September  21, 1996,  between  the
              Registrant and the State of Arizona, as amended
     10.19(1) "Dairy  Queen"  Operating  Agreement,  dated as of March 10, 1983, between  Interstate  Dairy Queen  Corporation  and the  Registrant
              d/b/a  DQ/B  of  Edgewood,   NM,   together  with  amendments  and
              ancillary agreements related thereto
     10.20(1) "Dairy  Queen"  Operating   Agreement,  dated  as of May 1,  1982,
              between  Interstate  Dairy Queen  Corporation  and  the Registrant
              d/b/a  DQ/B of Flying C, New Mexico,  together with amendments and ancillary agreements related thereto
     10.21(1) "Dairy Queen" Store Operating Agreement,  dated as of November 18,
              1986, between Dairy Queen  of  Southern  Arizona,   Inc.  and  the
              Registrant,  together  with  amendments  and  ancillary agreements related thereto
     10.22(1) "Dairy Queen" Operating Agreement,  dated as of September 1, 1982, between  Interstate  Dairy  Queen  Corporation  and the Registrant
              d/b/a DQ of Bluewater, New Mexico,  together with  amendments  and ancillary agreements related thereto
     10.23(1) "Dairy Queen" Store Operating  Agreement,  dated as of February 1,
              1984, between Dairy Queen  of  Arizona,  Inc. and the  Registrant, together with amendments and ancillary agreements related thereto
     10.25(1) "Dairy  Queen"  Operating   Agreement,  dated as of June 7,  1989,
              between Interstate Dairy Queen Corporation and the Registrant d/b/a "DQ" at Butterfield Station, together with amendments and ancillary agreements related thereto
     10.26(1) Letter of Agreement,  dated as of March 1, 1987, between Stuckey's
              Corporation and the Registrant confirming franchise of Benson, AZ Stuckey's Pecan Shoppe
     10.27(2) Franchise Agreement,  dated as of July 7, 1982, between Stuckey's,
              Inc. and the Registrant, together with a related Personal Guaranty and Indemnity

     10.28(2) Amended and Restated  Master Loan  Agreement  with First  Security
              Bank, dated as of November 10, 2000, by and among the Registrant, Bowlin Outdoor Advertising and Travel Centers Incorporated, and First Security Bank.
     10.29(1) Lease  Agreement  between  Bowlin Outdoor  Advertising  and Travel
              Centers Incorporated and the Registrant, dated August 1, 2000. 10.30(2) Contribution Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
     10.31(2) Tax Sharing and Disaffiliation Agreement,  dated as of November 1,
              2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.


(1) Incorporated by reference to the correspondingly numbered Exhibits in the Registrant's Form 10, filed November 10, 2000.

(2) Incorporated by reference to the correspondingly numbered Exhibits in the Registrant's Amendment No. 1 to the Form 10, filed December 8, 2000.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Bowlin Travel Centers Inc

                                       By: /s/ MICHAEL L. BOWLIN
                                           -------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer
Date:    April 27, 2001


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                Signature                                          Date
                ---------                                          ----

By: /s/ MICHAEL L. BOWLIN                                     April 27, 2001
    ----------------------------------------------
    Michael L. Bowlin, Chairman of the Board,
    President, CEO and Director (Principal
    Executive Officer)

By: /s/ C. CHRISTOPHER BESS                                   April 27, 2001
    ----------------------------------------------
    C. Christopher Bess, Executive Vice President,
    Chief Operating Officer, and Director

By: /s/ WILLIAM J. McCABE                                     April 27, 2001
    ----------------------------------------------
     Senior Vice President, Management Information
     Systems, Secretary, Treasurer and Director