Form 10-Q
period 2001-04-30
BOWLIN TRAVEL CENTERS INC
filed 2001-06-12
CIK 1124653

United States Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
     For the transition period from _______________ to _______________


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


                     Issuer's telephone number: 505-266-5985

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 12, 2001, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1. Financial Statements

        Condensed Balance Sheets as of April 30, 2001
        and January 31, 2001................................................ 2

        Condensed Statements of Income for the Three
        Months Ended April 30, 2001 and 2000................................ 3

        Condensed Statements of Cash Flows for the
        Three Months Ended April 30, 2001 and 2000.......................... 4

        Notes to the Condensed Financial Statements......................... 5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 5

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk......................................................... 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 9

Item 2. Changes in Securities and Use of Proceeds........................... 9

Item 3. Defaults Upon Senior Securities..................................... 9

Item 4. Submission of Matters to a Vote of Security Holders................. 9

Item 5. Other Information................................................... 9

Item 6. Exhibits and Reports on Form 8-K.................................... 9

        Signatures..........................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                         APRIL 30,   JANUARY 31,
                                                           2001         2001
                                                        (Unaudited)
                                                        -----------  -----------
                                 ASSETS

Current assets:
    Cash and cash equivalents                            $  4,144    $  4,043
    Accounts receivable, other                                251         567
    Accounts receivable, related parties                        7          47
    Inventories                                             3,513       3,425
    Prepaid expenses                                           85         191
    Prepaid income taxes                                        6          --
    Other current assets                                       51          25
    Notes receivable, related parties                          10          --
                                                         --------    --------
           Total current assets                             8,067       8,298

Property & equipment, net                                   9,537       9,544
Intangible assets, net                                        306         305
Other assets                                                  236         381
                                                         --------    --------
           Total assets                                  $ 18,146    $ 18,528
                                                         ========    ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $  1,638    $  1,439
    Current installments of long-term debt                    589         495
    Accrued salaries                                           63          25
    Accrued liabilities                                       257         214
    Due to related party                                       --         516
                                                         --------    --------
           Total current liabilities                        2,547       2,689

Deferred income taxes                                         612         613
Long-term debt, less current installments                   5,219       5,446
                                                         --------    --------
           Total liabilities                                8,378       8,748
                                                         --------    --------
Stockholders' equity:
    Common stock, $.001 par value; 10,000,000 shares
      authorized, 4,583,348 issued and outstanding at
      April 30, 2001                                            5           5
    Additional paid in capital                              9,775       9,775
    Retained earnings (deficit)                               (12)         --
                                                         --------    --------
           Total stockholders' equity                       9,768       9,780
                                                         --------    --------
           Total liabilities and stockholders' equity    $ 18,146    $ 18,528
                                                         ========    ========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                           THREE MONTHS ENDED
                                                      --------------------------

                                                        APRIL 30       APRIL 30
                                                          2001           2000
                                                      (Unaudited)    (Unaudited)
                                                      -----------    -----------

Gross sales                                           $    5,748     $    6,766
Less discounts on sales                                       88             91
                                                      ----------     ----------
     Net sales                                             5,660          6,675

Cost of goods sold                                         3,945          4,810
                                                      ----------     ----------
     Gross profit                                          1,715          1,865

General and administrative expenses                       (1,473)        (1,628)
Depreciation and amortization                               (196)          (181)
Management fee income                                         --             51
                                                      ----------     ----------
     Operating income                                         46            107
                                                      ----------     ----------

Non-operating income (expense):
     Interest income                                          38             21
     Gain (loss) on sale/abandonment of
       property and equipment                                 --             95
     Interest expense                                       (126)          (154)
     Rental income                                            23             --
                                                      ----------     ----------
     Total non-operating income (expense)                    (65)           (38)
                                                      ----------     ----------

Income (loss) before income taxes                            (19)            69
Income tax expense (benefit)                                  (7)            27
                                                      ----------     ----------
Net income (loss)                                     $      (12)    $       42
                                                      ==========     ==========


Earnings (loss) per share; basic and diluted:

     Weighted average common shares                    4,583,348      4,583,348
                                                      ==========     ==========
     Earnings per share                               $    (.003)    $     .009
                                                      ==========     ==========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     FOR THE THREE MONTHS ENDED
                                                                     --------------------------
                                                                        APRIL          APRIL
                                                                         2001           2000
                                                                     (Unaudited)    (Unaudited)
                                                                     -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                 $       (12)    $       42
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                      196            181
          Amortization of loan fee                                             7             --
          Gain on sale of property and equipment                              --            (95)
          Deferred income taxes                                               (1)            22
          Changes in operating assets and liabilities, net                   231            439
                                                                     -----------    -----------
               Net cash provided by operating activities                     421            589
                                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                               50            132
   Purchases of property and equipment, net                                 (247)          (122)
   Notes receivable, net                                                      10             --
                                                                     -----------    -----------
               Net cash provided by (used in) investing activities          (187)            10
                                                                     -----------    -----------

Cash flows from financing activities:
   Payments on long-term debt                                               (133)          (118)
                                                                     -----------    -----------
               Net cash used in financing activities                        (133)          (118)
                                                                     -----------    -----------

Net increase in cash and cash equivalents                                    101            481
Cash and cash equivalents at beginning of period                           4,043          1,389
                                                                     -----------    -----------

Cash and cash equivalents at end of period                           $     4,144    $     1,870
                                                                     ===========    ===========


            See accompanying notes to condensed financial statements

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (BTC) for the three months ended April 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

     Through January 30, 2001, the Company operated as a separate division of Bowlin Outdoor Advertising & Travel Centers, Inc. (BOATC), a public company traded on the American Stock Exchange. On January 30, 2001, BTC became an independent company through a spin-off transaction whereby shares of BTC were distributed to the shareholders of BOATC.

     The accompanying quarterly 2000 condensed financial statements represent only the operations of the travel center division and their allocation of overhead.

2. On April 27, 2001, the Company sold one of its travel centers located in Benson, Arizona. Certain assets, including building and equipment, were sold to a third party for $40,000 cash and a note receivable for $10,000. The note receivable has a stated rate of interest of 10 percent with the balance due June 10, 2001. The assets sold had a carrying value of $50,070. The loss on the sale of the travel center was $70. The Company will wholesale gasoline to this third party location.

3. Subsequent event. On May 1, 2001 the Company disposed of one of its travel centers located in Edgewood, New Mexico to a third party. The assets had a carrying value of approximately $150,000. The Company traded the assets for twenty-three billboards. The fair value of assets given up by the Company was approximately the fair value of assets received. Therefore, no gain was recorded on the transaction. The Company will wholesale gasoline to this third party location.


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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended April 30, 2001 and 2000. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2001.

                           BOWLIN TRAVEL CENTERS, INC.


On August 8, 2000 the Company was incorporated in the state of Nevada. The Company's articles of incorporation authorize 10,000,000 shares of common stock ($.001 par value) and 1,000,000 shares of preferred stock ($.001 par value), which can be issued at the discretion of the Board of Directors.

The Company's principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States, primarily New Mexico.

On April 27, 2001, the Company sold one of its travel centers located in Benson, Arizona. Certain assets, including building and equipment, were sold to a third party for $40,000 cash and a note receivable for $10,000. The note receivable has a stated rate of interest of 10 percent with the balance due June 10, 2001. The assets sold had a carrying value of $50,070. The loss on the sale of the travel center was $70. The Company will wholesale gasoline to this third party location.

Subsequent event. On May 1, 2001 the Company sold one of its travel centers located in Edgewood, New Mexico. The assets had a carrying value of approximately $150,000. The Company traded the assets for twenty-three billboards. The fair value of assets given up by the Company was approximately the fair value of the assets received. Therefore, no gain was recorded on the transaction. The Company will wholesale gasoline to this third party location.

The discussion of results of operations which follows compares such selected operating data for the interim periods presented.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended April 30 (unaudited and amounts in thousands):

                                                    THREE MONTHS ENDED
                                                   --------------------
                                                      2001       2000
                                                      ----       ----
           SELECTED STATEMENT OF OPERATIONS DATA:
           (in thousands, except per share data)

           Gross sales                             $  5,748   $  6,766
                                                   ========   ========
           Net income (loss)                       $    (12)  $     42
                                                   ========   ========
           Earnings (loss) per share               $  (.003)  $   .009
                                                   ========   ========
           EBITDA (1)                              $    303   $    404
                                                   ========   ========
           EBITDA Margin                               5.3%       6.0%
                                                   ========   ========

(1) EBITDA (earnings before interest, taxes, depreciation and amortization) represents a measure which management believes is customarily used to evaluate financial performance. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net income as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

                           BOWLIN TRAVEL CENTERS, INC.


COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2001 AND APRIL 30, 2000

Gross sales at the Company's travel centers decreased by 15.0% to $5.748 million for the three months ended April 30, 2001, from $6.766 million for the three months ended April 30, 2000. Merchandise sales decreased 6.2% to $2.086 million for the three months ended April 30, 2001, from $2.225 million for the three months ended April 30, 2000. Gasoline sales decreased 20.3% to $2.778 million for the three months ended April 30, 2001, from $3.486 million for the same period in 2000. Wholesale gasoline sales decreased 14.2% to $351,000 for the three months ended April 30, 2001, from $409,000 for the three months ended April 30, 2000. Restaurant sales decreased 17.5% to $533,000 for the three months ended April 30, 2001, from $646,000 for the three months ended April 30, 2000. The current period decreases were primarily due to decreases in gasoline and wholesale gasoline sales impacted by a general decline in highway travel. In addition, sales were impacted by the sale of one of the Company's travel centers in October of 2000 and the closure of one of the Company's travel centers in November of 2000.

Cost of goods sold decreased 18.0% to $3.945 million for the three months ended April 30, 2001, from $4.810 million for the three months ended April 30, 2000. Merchandise cost of goods decreased 11.2% to $898,000 for the three months ended April 30, 2001, from $1.011 million for the three months ended April 30, 2000. Gasoline cost of goods decreased 20.9% to $2.556 million for the three months ended April 30, 2001, from $3.230 million for the three months ended April 30, 2000. Wholesale gasoline cost of goods decreased 13.9% to $341,000 for the three months ended April 30, 2001, from $396,000 for the three months ended April 30, 2000. Restaurant cost of goods decreased 13.3% to $150,000 for the three months ended April 30, 2001, from $173,000 for the three months ended April 30, 2000. Cost of goods sold as a percentage of gross revenues for the three months ended April 30, 2001 was 68.6% compared to 71.1% for the three months ended April 30, 2000.

Gross profit decreased 8.0% to $1.715 million for the three months ended April 30, 2001, from $1.865 million for the three months ended April 30, 2000. Lower volume of gasoline gallons negatively impacted gasoline sales for the three months ended April 30, 2001.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 9.5% to $1.473 million for the three months ended April 30, 2001, from $1.628 million for the three months ended April 30, 2000 as a result of downsizing related to the spin-off transaction as well as the divestiture of two travel centers during the prior fiscal year.

Depreciation and amortization expense increased 8.3% to $196,000 for the three months ended April 30, 2001, from $181,000 for the three months ended April 30, 2000. The increase is associated with capital expenditures for the three months ended April 30, 2001.

Prior to January 31, 2001, the Company and the Company's former parent, Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) operated under a management services agreement pursuant to which the Company provided management, corporate general and administrative services to BOATC and for which BOATC paid the Company a management fee. The management service agreement was terminated on January 31, 2001 when BOATC merged with Lamar Advertising Company. Management fee income was $51,000 for the three months ended April 30, 2000. Because the management services agreement was terminated, there was no management fee income for the three months ended April 30, 2001. Management fee income consisted of reimbursements for certain corporate general and administrative functions performed on behalf of BOATC including treasury, accounting, tax, human resources, and other support services.

                           BOWLIN TRAVEL CENTERS, INC.


The above factors contributed to an overall decrease in operating income of 57.0% to $46,000 for the three months ended April 30, 2001, from $107,000 for the three months ended April 30, 2000.

EBITDA decreased 25.0% to $303,000 for the three months ended April 30, 2001, from $404,000 for the three months ended April 30, 2000. The EBITDA margin decreased to 5.3% for the three months ended April 30, 2001, compared to 6.0% for the three months ended April 30, 2000.

Interest expense decreased 18.2% to $126,000 for the three months ended April 30, 2001, from $154,000 for the three months ended April 30, 2000.

Non-operating income includes interest income, gains and/or losses from the sale of assets and rental income. Interest income increased 81.0% to $38,000 for the three months ended April 30, 2001, from $21,000 for the three months ended April 30, 2000. The increase is due to higher cash balances in the current period. Other than the DE MINIMIS loss of $70 from the sale of a travel center on April 27, 2001, there were no gains or losses from the sale of assets for the three months ended April 30, 2001, compared to a gain of $95,000 for the three months ended April 30, 2001. Rental income was $23,000 for the three months ended April 30, 2001 with no rental income for the three months ended April 30, 2000.

Income (loss) before income taxes decreased 127.5% to a loss of $19,000 for the three months ended April 30, 2001, from income of $69,000 for the three months ended April 30, 2000. As a percentage of gross revenues, income (loss) before income taxes decreased to a negative 0.3% for the three months ended April 30, 2001, from 1.0% for the three months ended April 30, 2000.

For the three months ended April 30, 2001 there was an income tax benefit of $7,000 due to the net loss, compared to income tax of $27,000 for the three months ended April 30, 2000.

The foregoing factors contributed to a loss for the three months ended April 30, 2001 of $12,000 compared to net income of $42,000 for the three months ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At April 30,  2001,  the  Company had  working  capital of $5.520  million and a current ratio of 3.2:1, compared to working capital of $5.609 million and a current ratio of 3.1:1 as of January 31, 2001. Net cash provided by operating activities was $421,000 for the three months ended April 30, 2001, compared to $589,000 for the three months ended April 30, 2000. Net cash provided in the current period is primarily attributable to increased depreciation and amortization expense and changes in other operating assets and liabilities. Net cash provided for the three months ended April 30, 2000 is primarily attributable to increased depreciation and amortization expense and changes in other operating assets and liabilities partially offset by a gain on the sales of property and equipment.

Net cash used in investing activities for the three months ended April 30, 2001 was $187,000, of which $247,000 was used for purchases of property and equipment, partially offset by proceeds of $50,000. For the three months ended April 30, 2000, net cash provided by investing activities was $10,000, of which $122,000 was used for purchases of property and equipment, partially offset by proceeds of $132,000.

Net cash used in financing activities for the three months ended April 30, 2001 was $133,000, which were payments on long-term debt. For the three months ended April 30, 2000, net cash used in financing activities was $118,000, which were payments on long-term debt.

                           BOWLIN TRAVEL CENTERS, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The principal market risk to which the Company is exposed are interest rates on the Company's debt. The Company's interest sensitive liabilities are its debt instruments. Variable interest on the majority of the Company's debt equals LIBOR plus an applicable margin. Because rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to Company borrowings. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company's financial position, results of operations or liquidity.

The Company has not entered into any market risk sensitive instruments for trading purposes. Further, we do not currently have any derivative instruments outstanding and have no plans to use any form of derivative instruments to manage the Company's business in the foreseeable future.

Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including supply and demand in the retail gasoline market, price volatility and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's earnings.



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. None.

Item 2.   Changes in Securities and Use of Proceeds. None.

Item 3.   Defaults Upon Senior Securities. None.

Item 4.   Submission of Matters to a Vote of Security Holders. None.

Item 5.   Other Information. None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) A current report on Form 8-K was filed on May 11, 2001, disclosing a change in the Company's principal accountants.


                      Rest of page intentionally left blank

                           BOWLIN TRAVEL CENTERS, INC.


Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 12, 2001
                                     Bowlin Travel Centers, Inc.


                                     /s/ Michael L. Bowlin
                                     -------------------------------------------
                                     Michael L. Bowlin, Chairman of the Board,
                                     President and Chief Executive Officer



                                     /s/ Nina J. Pratz
                                     -------------------------------------------
                                     Nina J. Pratz, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)