Form 10-Q
period 2001-07-31
BOWLIN TRAVEL CENTERS INC
filed 2001-09-13
CIK 1124653

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT
     For the transition period from _______________ to _______________


                        Commission File Number 000-31701

                           BOWLIN TRAVEL CENTERS, INC.
             (Exact name of registrant as specified in its charter)

             NEVADA                                             85-0473277
  State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                            Identification No.)

  150 LOUISIANA NE, ALBUQUERQUE, NM                               87108
  (Address of principal executive offices)                      (Zip Code)


                     Issuer's telephone number: 505-266-5985

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 12, 2001, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX

PART I.   FINANCIAL INFORMATION                                          Page No
                                                                         -------
Item 1.   Financial Statements

          Condensed Balance Sheets as of July 31, 2001
          and January 31, 2001............................................. 2

          Condensed Statements of Income for the Three and
          Six Months Ended July 31, 2001 and 2000.......................... 3

          Condensed Statements of Cash Flows for the
          Six Months Ended July 31, 2001 and 2000.......................... 4

          Notes to the Condensed Financial Statements...................... 5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 5

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk......................................................10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................11

Item 2.   Changes in Securities and Use of Proceeds........................11

Item 3    Defaults Upon Senior Securities..................................11

Item 4.   Submission of Matters to a Vote of Security Holders..............11

Item 5.   Other Information................................................11

Item 6.   Exhibits and Reports on Form 8-K.................................11

          Signatures.......................................................11

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                        JULY 31,     JANUARY 31,
                                                         2001           2001
                                                      (Unaudited)
                                                      -----------    -----------
                          ASSETS

Current assets:
   Cash and cash equivalents                          $     4,146    $     4,043
   Accounts receivable, other                                 247            567
   Accounts receivable, related parties                         8             47
   Inventories                                              3,243          3,425
   Prepaid expenses                                           139            191
   Other current assets                                        17             25
   Notes receivable, related parties                           10             --
                                                      -----------    -----------
          Total current assets                              7,810          8,298

Property & equipment, net                                   9,568          9,544
Intangible assets, net                                        298            305
Other assets                                                  224            381
                                                      -----------    -----------
          Total assets                                $    17,900    $    18,528
                                                      ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $     1,206    $     1,439
   Current installments of long-term debt                     629            495
   Accrued salaries                                            32             25
   Accrued liabilities                                        291            214
   Income taxes payable                                       167             --
   Due to related party                                        --            516
                                                      -----------    -----------
          Total current liabilities                         2,325          2,689

Deferred income taxes                                         587            613
Long-term debt, less current installments                   4,938          5,446
                                                      -----------    -----------
          Total liabilities                                 7,850          8,748
                                                      -----------    -----------
Stockholders' equity:
   Common stock, $.001 par value; 10,000,000 shares
     authorized, 4,583,348 issued and outstanding at
     July 31, 2001 and January 31, 2001                         5              5
   Additional paid in capital                               9,775          9,775
   Retained earnings                                          270             --
                                                      -----------    -----------
          Total stockholders' equity                       10,050          9,780
                                                      -----------    -----------
          Total liabilities and stockholders' equity  $    17,900    $    18,528
                                                      ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                      --------------------------    --------------------------
                                        JULY 31,       JULY 31,       JULY 31,       JULY 31,
                                         2001           2000           2001           2000
                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------    -----------
Gross sales                           $     7,249    $     7,987    $    12,997    $    14,753
Less discounts on sales                       117            110            205            201
                                      -----------    -----------    -----------    -----------
     Net sales                              7,132          7,877         12,792         14,552

Cost of goods sold                          4,864          5,361          8,809         10,171
                                      -----------    -----------    -----------    -----------
     Gross profit                           2,268          2,516          3,983          4,381

General and administrative expenses        (1,580)        (1,776)        (3,053)        (3,402)
Depreciation and amortization                (188)          (195)          (384)          (377)
Management fee income                          --             52             --            103
                                      -----------    -----------    -----------    -----------
     Operating income                         500            597            546            705
                                      -----------    -----------    -----------    -----------
Non-operating income (expense):
     Interest income                           40             37             78             57
     Gain on sale of property and
     equipment                                  3             37              3            131
     Interest expense                        (107)          (165)          (233)          (318)
     Rental income                             23             --             45             --
                                      -----------    -----------    -----------    -----------
     Total non-operating income
     (expense)                                (41)           (91)          (107)          (130)
                                      -----------    -----------    -----------    -----------
Income before income taxes                    459            506            439            575
Income taxes                                 (175)          (194)          (169)          (221)
                                      -----------    -----------    -----------    -----------
Net income                            $       284    $       312    $       270    $       354
                                      ===========    ===========    ===========    ===========

Earnings per share:
    Basic and diluted                 $      0.06    $      0.07    $      0.06    $      0.08
                                      ===========    ===========    ===========    ===========

    Weighted average common shares
    outstanding                         4,583,348      4,583,348      4,583,348      4,583,348
                                      ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        FOR THE SIX MONTHS ENDED
                                                                      ----------------------------
                                                                          JULY,           JULY,
                                                                          2001            2000
                                                                      (Unaudited)     (Unaudited)
                                                                      -----------     -----------
Cash flows from operating activities:
   Net income                                                         $       270     $       354
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation and amortization                                       384             377
          Amortization of loan fee                                             13              --
          Gain on sale of property and equipment                               (3)           (131)
          Deferred income taxes                                               (26)             18
          Changes in operating assets and liabilities, net                    259             315
                                                                      -----------     -----------
                Net cash provided by operating activities                     897             933
                                                                      -----------     -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                                53             202
   Purchases of property and equipment, net                                  (464)           (205)
   Notes receivable, net                                                      (10)              7
                                                                      -----------     -----------
                Net cash provided by (used in) investing activities          (421)              4
                                                                      -----------     -----------
Cash flows from financing activities:
   Payments on long-term debt                                                (373)           (273)
                                                                      -----------     -----------
                Net cash used in financing activities                        (373)           (273)
                                                                      -----------     -----------
Net increase in cash and cash equivalents                                     103             664
Cash and cash equivalents at beginning of period                            4,043           1,389
                                                                      -----------     -----------
Cash and cash equivalents at end of period                            $     4,146     $     2,053
                                                                      ===========     ===========

            See accompanying notes to condensed financial statements

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (the Company) for the three and six months ended July 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim  periods.  The  interim  financial  statements  should  be  read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

     Through January 30, 2001, the Company operated as a separate division of Bowlin Outdoor Advertising & Travel Centers, Inc. (BOATC), a public company traded on the American Stock Exchange. On January 30, 2001, the Company became an independent company through a spin-off transaction whereby shares of the Company were distributed to the shareholders of BOATC.

     The accompanying quarterly 2000 condensed financial statements represent only the operations of the travel center division and their allocation of overhead.

2. On May 1, 2001 the Company disposed of one of its travel centers located in Edgewood, New Mexico to a third party. The assets had a carrying value of approximately $156,000. The Company traded the assets for twenty-three billboards. The fair value of assets given up by the Company was approximately the fair value of assets received. Therefore, no gain was recorded on the transaction. The Company will wholesale gasoline to this third party location.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended July 31, 2001 and 2000. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2001.

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

                           BOWLIN TRAVEL CENTERS, INC.


On May 1, 2001 the Company sold one of its travel centers located in Edgewood, New Mexico. The assets had a carrying value of approximately $156,000. The Company traded the assets for twenty-three billboards. The fair value of assets given up by the Company was approximately the fair value of the assets received. Therefore, no gain was recorded on the transaction. The Company will wholesale gasoline to this third party location.

The discussion of results of operations which follows compares such selected operating data for the interim periods presented.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three and six months ended July 31 (unaudited and amounts in thousands):

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                       --------------------    --------------------
                                         2001        2000        2001        2000
                                       --------    --------    --------    --------

SELECTED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)
Gross sales                            $  7,249    $  7,987    $ 12,997    $ 14,753
                                       ========    ========    ========    ========
Net income                             $    284    $    312    $    270    $    354
                                       ========    ========    ========    ========
Earnings per share                     $   0.06    $   0.07    $   0.06    $   0.08
                                       ========    ========    ========    ========

EBITDA (1)                             $    754    $    866    $  1,056    $  1,270
                                       ========    ========    ========    ========
EBITDA MARGIN                             10.4%       10.8%        8.1%        8.6%
                                       ========    ========    ========    ========

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

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000

Gross sales at the Company's travel centers decreased by 9.2% to $7.249 million for the three months ended July 31, 2001, from $7.987 million for the three months ended July 31, 2000. Merchandise sales decreased 5.0% to $2.881 million for the three months ended July 31, 2001, from $3.032 million for the three months ended July 31, 2000. Gasoline sales decreased 16.6% to $3.025 million for the three months ended July 31, 2001, from $3.628 million for the same period in 2000. Wholesale gasoline sales increased 40.3% to $752,000 for the three months ended July 31, 2001, from $536,000 for the three months ended July 31, 2000. Restaurant sales decreased 25.3% to $591,000 for the three months ended July 31, 2001, from $791,000 for the three months ended July 31, 2000. The current period decreases were primarily due to decreases in gasoline sales impacted by a general decline in highway travel. In addition, merchandise, gas and restaurant

                           BOWLIN TRAVEL CENTERS, INC.


sales were impacted by the sale of one of the Company's travel centers in November of 2000, the sale of one of the Company's travel centers in April of 2001, the sale of one of the Company's travel centers in May of 2001 and the closure of one of the Company's travel centers in October of 2000. The increase in wholesale gasoline sales is due to three additional wholesale locations.

Cost of goods sold decreased 9.3% to $4.864 million for the three months ended July 31, 2001, from $5.361 million for the three months ended July 31, 2000. Merchandise cost of goods decreased 8.1% to $1.231 million for the three months ended July 31, 2001, from $1.339 million for the three months ended July 31, 2000. Gasoline cost of goods decreased 16.8% to $2.737 million for the three months ended July 31, 2001, from $3.290 million for the three months ended July 31, 2000. Wholesale gasoline cost of goods increased 39.5% to $727,000 for the three months ended July 31, 2001, from $521,000 for the three months ended July 31, 2000. Restaurant cost of goods decreased 19.9% to $169,000 for the three months ended July 31, 2001, from $211,000 for the three months ended July 31, 2000. Cost of goods sold as a percentage of gross revenues for the three months ended July 31, 2001 and 2000 was 67.1%.

Gross profit decreased 9.9% to $2.268 million for the three months ended July 31, 2001, from $2.516 million for the three months ended July 31, 2000. Lower volume of gasoline gallons negatively impacted gasoline sales for the three months ended July 31, 2001 as well as the divestiture of two travel centers in the current fiscal year and two travel centers in the prior fiscal year.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 11.0% to $1.580 million for the three months ended July 31, 2001, from $1.776 million for the three months ended July 31, 2000 as a result of downsizing related to the spin-off transaction as well as the divestiture of two travel centers during the current fiscal year and two travel centers in the prior fiscal year.

Depreciation and amortization expense decreased 3.6% to $188,000 for the three months ended July 31, 2001 from $195,000 for the three months ended July 31, 2000. The decrease is associated with the divestiture of two travel centers in April and May 2001 as well as two travel centers in the prior fiscal year.

Prior to January 31, 2001, the Company and the Company's former parent, Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) operated under a management services agreement pursuant to which the Company provided management, corporate general and administrative services to BOATC and for which BOATC paid the Company a management fee. The management service agreement was terminated on January 31, 2001 when BOATC merged with Lamar Advertising Company. Management fee income was $52,000 for the three months ended July 31, 2000. Because the management services agreement was terminated, there was no management fee income for the three months ended July 31, 2001. Management fee income consisted of reimbursements for certain corporate general and administrative functions performed on behalf of BOATC including treasury, accounting, tax, human resources, and other support services.

The above factors contributed to an overall decrease in operating income of 16.2% to $500,000 for the three months ended July 31, 2001, from $597,000 for the three months ended July 31, 2000.

EBITDA decreased 12.9% to $754,000 for the three months ended July 31, 2001, from $866,000 for the three months ended July 31, 2000. The EBITDA margin decreased to 10.4% for the three months ended July 31, 2001, compared to 10.8% for the three months ended July 31, 2000.

                           BOWLIN TRAVEL CENTERS, INC.


Interest expense decreased 35.2% to $107,000 for the three months ended July 31, 2001, from $165,000 for the three months ended July 31, 2000. The decrease is primarily due to lower interest rates as well as lower debt balances.

Non-operating income includes interest income, gains and/or losses from the sale of assets and rental income. Interest income increased 8.1% to $40,000 for the three months ended July 31, 2001, from $37,000 for the three months ended July 31, 2000. The increase is due to higher cash balances in the current period. Gain on the sale of property and equipment was $3,000 for the three months ended July 31, 2001, compared to a gain of $37,000 for the three months ended July 31, 2001. Rental income was $23,000 for the three months ended July 31, 2001 with no rental income for the three months ended July 31, 2000.

Income before income taxes decreased 9.3% to $459,000 for the three months ended July 31, 2001, from income before income taxes of $506,000 for the three months ended July 31, 2000. As a percentage of gross revenues, income before income taxes was 6.3% for the three months ended July 31, 2001 and for the three months ended July 31, 2000.

For the three months ended July 31, 2001 income tax was $175,000, compared to income tax of $194,000 for the three months ended July 31, 2000.

The foregoing factors contributed to net income for the three months ended July 31, 2001 of $284,000 compared to net income of $312,000 for the three months ended July 31, 2000.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2001 AND JULY 31, 2000

Gross sales at the Company's travel centers decreased by 11.9% to $12.997 million for the six months ended July 31, 2001, from $14.753 million for the six months ended July 31, 2000. Merchandise sales decreased 5.5% to $4.968 million for the six months ended July 31, 2001, from $5.257 million for the six months ended July 31, 2000. Gasoline sales decreased 18.4% to $5.802 million for the six months ended July 31, 2001, from $7.114 million for the same period in 2000. Wholesale gasoline sales increased 16.7% to $1.103 million for the six months ended July 31, 2001, from $945,000 for the six months ended July 31, 2000. Restaurant sales decreased 21.8% to $1.124 million for the six months ended July 31, 2001, from $1.437 million for the six months ended July 31, 2000. The current period decreases were primarily due to decreases in gasoline sales impacted by a general decline in highway travel. In addition, merchandise, gas and restaurant sales were impacted by the sale of one of the Company's travel centers in November of 2000, the sale of one of the Company's travel centers in April of 2001, the sale of one of the Company's travel centers in May of 2001 and the closure of one of the Company's travel centers in October of 2000. The increase in wholesale gasoline sales is due to three additional wholesale locations.

Cost of goods sold decreased 13.4% to $8.809 million for the six months ended July 31, 2001, from $10.171 million for the six months ended July 31, 2000. Merchandise cost of goods decreased 9.4% to $2.129 million for the six months ended July 31, 2001, from $2.350 million for the six months ended July 31, 2000. Gasoline cost of goods decreased 18.8% to $5.293 million for the six months ended July 31, 2001, from $6.520 million for the six months ended July 31, 2000. Wholesale gasoline cost of goods increased 16.5% to $1.068 million for the six months ended July 31, 2001, from $917,000 for the six months ended July 31, 2000. Restaurant cost of goods decreased 16.9% to $319,000 for the six months ended July 31, 2001, from $384,000 for the six months ended July 31, 2000. Cost of goods sold as a percentage of gross revenues for the six months ended July 31, 2001 was 67.8% compared to 68.9% for the six months ended July 31, 2000.

                           BOWLIN TRAVEL CENTERS, INC.


Gross profit decreased 9.1% to $3.983 million for the six months ended July 31, 2001, from $4.381 million for the six months ended July 31, 2000. Lower volume of gasoline gallons negatively impacted gasoline sales for the six months ended July 31, 2001 as well as the divestiture of two travel centers in the current fiscal year and two travel centers in the prior fiscal year.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 10.3% to $3.053 million for the six months ended July 31, 2001, from $3.402 million for the six months ended July 31, 2000 as a result of downsizing related to the spin-off transaction as well as the divestiture of two travel centers during the current fiscal year and two travel centers in the prior fiscal year.

Depreciation and amortization expense increased 1.9% to $384,000 for the six months ended July 31, 2001 from $377,000 for the six months ended July 31, 2000. The increase is associated with capital expenditures for the six months ended July 31, 2001 partially offset by the divestiture of two travel centers in April and May 2001 as well as two travel centers in the prior fiscal year.

Prior to January 31, 2001, the Company and the Company's former parent, Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) operated under a management services agreement pursuant to which the Company provided management, corporate general and administrative services to BOATC and for which BOATC paid the Company a management fee. The management service agreement was terminated on January 31, 2001 when BOATC merged with Lamar Advertising Company. Management fee income was $103,000 for the six months ended July 31, 2000. Because the management services agreement was terminated, there was no management fee income for the six months ended July 31, 2001. Management fee income consisted of reimbursements for certain corporate general and administrative functions performed on behalf of BOATC including treasury, accounting, tax, human resources, and other support services.

The above factors contributed to an overall decrease in operating income of 22.6% to $546,000 for the six months ended July 31, 2001, from $705,000 for the six months ended July 31, 2000.

EBITDA decreased 16.9% to $1.056 million for the six months ended July 31, 2001, from $1.270 million for the six months ended July 31, 2000. The EBITDA margin decreased to 8.1% for the six months ended July 31, 2001, compared to 8.6% for the six months ended July 31, 2000.

Interest expense decreased 26.7% to $233,000 for the six months ended July 31, 2001, from $318,000 for the six months ended July 31, 2000. The decrease is primarily due to lower interest rates as well as lower debt balances.

Non-operating income includes interest income, gains and/or losses from the sale of assets and rental income. Interest income increased 36.8% to $78,000 for the six months ended July 31, 2001, from $57,000 for the six months ended July 31, 2000. The increase is due to higher cash balances in the current period. Gain on the sale of property and equipment was $3,000 for the six months ended July 31, 2001, compared to a gain of $131,000 for the six months ended July 31, 2000. Rental income was $45,000 for the six months ended July 31, 2001 with no rental income for the six months ended July 31, 2000.

Income before income taxes decreased 23.7% to $439,000 for the six months ended July 31, 2001, from $575,000 for the six months ended July 31, 2000. As a percentage of gross revenues, income before income taxes decreased to 3.4% for the six months ended July 31, 2001, from 3.9% for the six months ended July 31, 2000.

                           BOWLIN TRAVEL CENTERS, INC.


For the six months ended July 31, 2001 income tax is $169,000, compared to income tax of $221,000 for the six months ended July 31, 2000.

The foregoing factors contributed to net income for the six months ended July 31, 2001 of $270,000 compared to net income of $354,000 for the six months ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001, the Company had working capital of $5.485 million and a current ratio of 3.4:1, compared to working capital of $5.609 million and a current ratio of 3.1:1 as of January 31, 2001. Net cash provided by operating activities was $897,000 for the six months ended July 31, 2001, compared to $933,000 for the six months ended July 31, 2000. Net cash provided in the current period is primarily attributable to net income, increased depreciation and amortization expense and changes in other operating assets and liabilities. Net cash provided for the six months ended July 31, 2000 is primarily attributable to net income, increased depreciation and amortization expense and changes in other operating assets and liabilities partially offset by a gain on the sales of property and equipment.

Net cash used in investing activities for the six months ended July 31, 2001 was $421,000, of which $464,000 was used for purchases of property and equipment, partially offset by proceeds of $53,000. For the six months ended July 31, 2000, net cash provided by investing activities was $4,000, of which $205,000 was used for purchases of property and equipment, partially offset by proceeds of $202,000.

Net cash used in financing activities for the six months ended July 31, 2001 was $373,000, which were payments on long-term debt. For the six months ended July 31, 2000, net cash used in financing activities was $273,000, which were payments on long-term debt.

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

Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including supply and demand in the retail gasoline market, price volatility and price competition from other gasoline marketers. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's gross margins and operating income.

                           BOWLIN TRAVEL CENTERS, INC.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities and Use of Proceeds.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a). A current report on Form 8-K was filed on May 11, 2001, disclosing a change in the Company's principal accountants.



Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 12, 2001


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