Form 10-Q
period 2001-10-31
BOWLIN TRAVEL CENTERS INC
filed 2001-12-12
CIK 1124653

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 12, 2001, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX

PART I.   FINANCIAL INFORMATION                                          Page No
                                                                         -------
Item 1.   Financial Statements

          Condensed Balance Sheets as of October 31, 2001
          and January 31, 2001...........................................    2

          Condensed Statements of Income for the Three and
          Nine Months Ended October 31, 2001 and 2000....................    3

          Condensed Statements of Cash Flows for the
          Nine Months Ended October 31, 2001 and 2000....................    4

          Notes to the Condensed Financial Statements....................    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    5

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk....................................................   11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   11

Item 2.   Changes in Securities and Use of Proceeds......................   11

Item 3    Defaults Upon Senior Securities................................   11

Item 4.   Submission of Matters to a Vote of Security Holders............   11

Item 5.   Other Information..............................................   11

Item 6.   Exhibits and Reports on Form 8-K...............................   11

          Signatures.....................................................   11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.

                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                     OCTOBER 31,    JANUARY 31,
                                                        2001           2001
                                                     (UNAUDITED)
                                                     -----------    -----------
                         ASSETS

Current assets:
   Cash and cash equivalents                         $     3,995    $     4,043
   Accounts receivable, other                                269            567
   Accounts receivable, related parties                        5             47
   Inventories                                             3,121          3,425
   Prepaid expenses                                          169            191
   Other current assets                                       52             25
   Notes receivable, related parties                          11             --
                                                      ----------    -----------
        Total current assets                               7,622          8,298

Property & equipment, net                                  9,448          9,544
Intangible assets, net                                       290            305
Other assets                                                 226            381
                                                      ----------    -----------
        Total assets                                  $   17,586    $    18,528
                                                      ==========    ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                   $    1,139    $     1,439
   Current installments of long-term debt                    699            495
   Accrued salaries                                           99             25
   Accrued liabilities                                       242            214
   Income taxes payable                                       52             --
   Deferred income                                            39             --
   Due to related party                                       --            516
                                                      ----------    -----------
        Total current liabilities                          2,270          2,689

Deferred income taxes                                        586            613
Long-term debt, less current installments                  4,709          5,446
                                                      ----------    -----------
        Total liabilities                                  7,565          8,748
                                                      ----------    -----------
Stockholders' equity:
   Common stock, $.001 par value; 10,000,000 shares
     authorized, 4,583,348 issued and outstanding at
     October 31, 2001 and January 31, 2001                     5              5
   Additional paid in capital                              9,775          9,775
   Retained earnings                                         241             --
                                                      ----------    -----------
        Total stockholders' equity                        10,021          9,780
                                                      ----------    -----------
        Total liabilities and stockholders' equity    $   17,586    $    18,528
                                                      ==========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                          --------------------------       ---------------------------
                                          OCTOBER 31,    OCTOBER 31,       OCTOBER 31,     OCTOBER 31,
                                             2001           2000              2001            2000
                                          (UNAUDITED)    (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                          -----------    -----------       -----------     -----------
Gross sales                               $     5,667    $     6,475       $    18,664     $    21,227
Less discounts on sales                           114             97               319             298
                                          -----------    -----------       -----------     -----------
       Net sales                                5,553          6,378            18,345          20,929

Cost of goods sold                              3,859          4,481            12,668          14,653
                                          -----------    -----------       -----------     -----------
       Gross profit                             1,694          1,897             5,677           6,276


General and administrative expenses            (1,542)        (1,723)           (4,595)         (5,126)
Depreciation and amortization                    (185)          (213)             (569)           (590)
Management fee income                              --             57                --             161
                                          -----------    -----------       -----------     -----------
       Operating (loss) income                    (33)            18               513             721
                                          -----------    -----------       -----------     -----------
Non-operating income (expense):
       Interest income                             31             45               109             102
       Gain on sale of property and
       equipment                                   22            (26)               24             106
       Interest expense                           (93)          (152)             (326)           (471)
       Miscellaneous income                         6             --                 6              --
       Rental income                               21             --                67              --
                                          -----------    -----------       -----------     -----------
       Total non-operating income
       (expense)                                  (13)          (133)             (120)           (263)
                                          -----------    -----------       -----------     -----------

(Loss) income before income taxes                 (46)          (115)              393             458
Income taxes                                      (17)           (43)             (152)           (178)
                                          -----------    -----------       -----------     -----------
Net (loss) income                         $       (29)   $       (72)      $       241     $       280
                                          ===========    ===========       ===========     ===========
(Loss) earnings per share:
       Basic and diluted                  $     (0.01)   $    ( 0.02)      $      0.05     $      0.06
                                          ===========    ===========       ===========     ===========
       Weighted average common shares
       outstanding                          4,583,348      4,400,041         4,583,348       4,390,312
                                          ===========    ===========       ===========     ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        FOR THE NINE MONTHS ENDED
                                                                      -----------------------------
                                                                        OCTOBER,          OCTOBER,
                                                                          2001              2000
                                                                      (UNAUDITED)       (UNAUDITED)
                                                                      -----------       -----------
Cash flows from operating activities:
   Net income                                                         $       241       $       280
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                        569               590
         Amortization of loan fee                                              20                --
         Gain on sale of property and equipment                               (24)             (106)
         Deferred income taxes                                                (28)               23
         Changes in operating assets and liabilities, net                     169               314
                                                                      -----------       -----------
                Net cash provided by operating activities                     947             1,101
                                                                      -----------       -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                                57               207
   Purchases of property and equipment, net                                  (509)             (256)
   Notes receivable, net                                                      (11)              (32)
                                                                      -----------       -----------
                Net cash used in investing activities                        (463)              (81)
                                                                      -----------       -----------

Cash flows from financing activities:
   Payments on long-term debt                                                (532)             (387)
   Parent's capital contribution                                               --               902
                                                                      -----------       -----------
                Net cash (used in) provided by financing activities          (532)              515
                                                                      -----------       -----------

Net (decrease) increase in cash and cash equivalents                          (48)            1,535
Cash and cash equivalents at beginning of period                            4,043             1,389
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $     3,995       $     2,924
                                                                      ===========       ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (the Company) as of and for the three and nine months ended October 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

     Through January 30, 2001, the Company operated as a separate division of Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC), a public company traded on the American Stock Exchange. On January 30, 2001, the Company became an independent company through a spin-off transaction whereby shares of the Company were distributed to the shareholders of BOATC.

     The accompanying quarterly 2000 condensed financial statements represent only the operations of the travel center division and their allocation of overhead.

2. On April 27, 2001, the Company sold one of its travel centers located in Benson, Arizona. Certain assets, including building and equipment, were sold to a third party for $40,000 cash and a note receivable for $10,000. The note receivable has a stated annual rate of interest of 10 percent with the balance due June 10, 2001. The assets sold had a carrying value of $50,070. The loss on the sale of the travel center was $70. The Company will wholesale gasoline to this third party location.

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


OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended October 31, 2001 and 2000. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2001.

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

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three and nine months ended October 31 (unaudited and amounts in thousands):

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                          --------------------      ---------------------
                                            2001         2000         2001         2000
                                          --------     --------     --------     --------
SELECTED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

Gross sales                               $  5,667     $  6,475     $ 18,664     $ 21,227
                                          ========     ========     ========     ========

Net (loss) income                         $    (29)    $    (72)    $    241     $    280
                                          ========     ========     ========     ========

(Loss) earnings per share                 $  (0.01)    $  (0.02)    $   0.05     $   0.06
                                          ========     ========     ========     ========


EBITDA (1)                                $    232     $    250     $  1,288     $  1,519
                                          ========     ========     ========     ========

EBITDA MARGIN                                 4.1%         3.9%         6.9%         7.2%
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



COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

Gross sales at the Company's travel centers decreased by 12.5% to $5.667 million for the three months ended October 31, 2001, from $6.475 million for the three months ended October 31, 2000. Merchandise sales decreased 3.4% to $2.148 million for the three months ended October 31, 2001, from $2.223 million for the three months ended October 31, 2000. Gasoline sales decreased 23.6% to $2.444 million for the three months ended October 31, 2001, from $3.197 million for the same period in 2000. Restaurant sales decreased 21.4% to $460,000 for the three

                           BOWLIN TRAVEL CENTERS, INC.


months ended October 31, 2001, from $585,000 for the three months ended October 31, 2000. Wholesale gasoline sales increased 30.9% to $615,000 for the three months ended October 31, 2001, from $470,000 for the three months ended October 31, 2000. The current period decreases were primarily due to decreases in gasoline sales as a result of a general decline in highway travel. In addition, merchandise, gas and restaurant sales were impacted by the sale of one of the Company's travel centers in November of 2000, the sale of one of the Company's travel centers in April of 2001, the sale of one of the Company's travel centers in May of 2001 and the closure of one of the Company's travel centers in October of 2000. The increase in wholesale gasoline sales is due to additional wholesale locations.

Cost of goods sold decreased 13.9% to $3.859 million for the three months ended October 31, 2001, from $4.481 million for the three months ended October 31, 2000. Merchandise cost of goods decreased 7.6% to $918,000 for the three months ended October 31, 2001, from $994,000 for the three months ended October 31, 2000. Gasoline cost of goods decreased 23.0% to $2.205 million for the three months ended October 31, 2001, from $2.862 million for the three months ended October 31, 2000. Restaurant cost of goods decreased 18.3% to $138,000 for the three months ended October 31, 2001, from $169,000 for the three months ended October 31, 2000. Wholesale gasoline cost of goods increased 31.1% to $598,000 for the three months ended October 31, 2001, from $456,000 for the three months ended October 31, 2000. Cost of goods sold as a percentage of gross revenues for the three months ended October 31, 2001 was 68.1% as compared to 69.2% for the three months ended October 31, 2000.

Gross profit decreased 10.7% to $1.694 million for the three months ended October 31, 2001, from $1.897 million for the three months ended October 31, 2000. Lower volume of gasoline gallons negatively impacted gasoline sales for the three months ended October 31, 2001 as well as the divestiture of two travel centers in the current fiscal year and two travel centers in the prior fiscal year.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 10.5% to $1.542 million for the three months ended October 31, 2001, from $1.723 million for the three months ended October 31, 2000 as a result of downsizing related to the spin-off transaction as well as the divestiture of two travel centers during the current fiscal year and two travel centers in the prior fiscal year.

Depreciation and amortization expense decreased 13.1% to $185,000 for the three months ended October 31, 2001 from $213,000 for the three months ended October 31, 2000. The decrease is associated with the divestiture of two travel centers in April and May 2001 as well as two travel centers in the prior fiscal year.

Prior to January 31, 2001, the Company and the Company's former parent, Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) operated under a management services agreement pursuant to which the Company provided management, corporate general and administrative services to BOATC and for which BOATC paid the Company a management fee. The management service agreement was terminated on January 31, 2001 when BOATC merged with Lamar Advertising Company. Management fee income was $57,000 for the three months ended October 31, 2000. Because the management services agreement was terminated, there was no management fee income for the three months ended October 31, 2001. Management fee income consisted of reimbursements for certain corporate general and administrative functions performed on behalf of BOATC including treasury, accounting, tax, human resources, and other support services.

                           BOWLIN TRAVEL CENTERS, INC.


The above factors contributed to an overall decrease in operating income of 283.3% to a loss of $33,000 for the three months ended October 31, 2001, from income of $18,000 for the three months ended October 31, 2000.

EBITDA decreased 7.2% to $232,000 for the three months ended October 31, 2001, from $250,000 for the three months ended October 31, 2000. The EBITDA margin increased to 4.1% for the three months ended October 31, 2001, compared to 3.9% for the three months ended October 31, 2000.

Interest expense decreased 38.8% to $93,000 for the three months ended October 31, 2001, from $152,000 for the three months ended October 31, 2000. The decrease is primarily due to lower interest rates as well as lower debt balances.

Non-operating income includes interest income, gains and/or losses from the sale of assets and rental income. Interest income decreased 31.1% to $31,000 for the three months ended October 31, 2001, from $45,000 for the three months ended October 31, 2000. The decrease is due to lower cash balances in the current period. Gain on the sale of property and equipment was $22,000 for the three months ended October 31, 2001, compared to a loss of $26,000 for the three months ended October 31, 2001. Rental income was $21,000 for the three months ended October 31, 2001 with no rental income for the three months ended October 31, 2000.

Losses before income taxes decreased 60.0% to $46,000 for the three months ended October 31, 2001, compared to $115,000 for the three months ended October 31, 2000. As a percentage of gross revenues, losses before income taxes was 0.8% for the three months ended October 31, 2001, compared to 1.8% for the three months ended October 31, 2000.

For the three months ended October 31, 2001 there was an income tax benefit of $17,000, compared to an income tax benefit of $43,000 for the three months ended October 31, 2000.

The foregoing factors contributed to a net loss for the three months ended October 31, 2001 of $29,000 compared to a net loss of $72,000 for the three months ended October 31, 2000.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2001 AND OCTOBER 31, 2000

Gross sales at the Company's travel centers decreased by 12.1% to $18.664 million for the nine months ended October 31, 2001, from $21.227 million for the nine months ended October 31, 2000. Merchandise sales decreased 4.9% to $7.116 million for the nine months ended October 31, 2001, from $7.479 million for the nine months ended October 31, 2000. Gasoline sales decreased 20.0% to $8.246 million for the nine months ended October 31, 2001, from $10.311 million for the same period in 2000. Restaurant sales decreased 21.7% to $1.584 million for the nine months ended October 31, 2001, from $2.022 million for the nine months ended October 31, 2000. Wholesale gasoline sales increased 21.4% to $1.718 million for the nine months ended October 31, 2001, from $1.415 million for the nine months ended October 31, 2000. The current period decreases were primarily due to decreases in gasoline sales as a result of a general decline in highway travel. In addition, merchandise, gas and restaurant sales were impacted by the sale of one of the Company's travel centers in November of 2000, the sale of one of the Company's travel centers in April of 2001, the sale of one of the Company's travel centers in May of 2001 and the closure of one of the Company's travel centers in October of 2000. The increase in wholesale gasoline sales is due to additional wholesale locations.

Cost of goods sold decreased 13.5% to $12.668 million for the nine months ended October 31, 2001, from $14.653 million for the nine months ended October 31, 2000. Merchandise cost of goods decreased 8.9% to $3.048 million for the nine months ended October 31, 2001, from $3.344 million for the nine months ended October 31, 2000. Gasoline cost of goods decreased 20.1% to $7.498 million for the nine months ended October 31, 2001, from $9.383 million for the nine months

                           BOWLIN TRAVEL CENTERS, INC.


ended October 31, 2000. Restaurant cost of goods decreased 17.4% to $457,000 for the nine months ended October 31, 2001, from $553,000 for the nine months ended October 31, 2000. Wholesale gasoline cost of goods increased 21.3% to $1.665 million for the nine months ended October 31, 2001, from $1.373 million for the nine months ended October 31, 2000. Cost of goods sold as a percentage of gross revenues for the nine months ended October 31, 2001 was 67.9% compared to 69.0% for the nine months ended October 31, 2000.

Gross profit decreased 9.5% to $5.677 million for the nine months ended October 31, 2001, from $6.276 million for the nine months ended October 31, 2000. Lower volume of gasoline gallons negatively impacted gasoline sales for the nine months ended October 31, 2001 as well as the divestiture of two travel centers in the current fiscal year and two travel centers in the prior fiscal year.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 10.4% to $4.595 million for the nine months ended October 31, 2001, from $5.126 million for the nine months ended October 31, 2000 as a result of downsizing related to the spin-off transaction as well as the divestiture of two travel centers during the current fiscal year and two travel centers in the prior fiscal year.

Depreciation and amortization expense decreased 3.6% to $569,000 for the nine months ended October 31, 2001 from $590,000 for the nine months ended October 31, 2000. The decrease is associated with the divestiture of two travel centers in April and May 2001 as well as two travel centers in the prior fiscal year.

Prior to January 31, 2001, the Company and the Company's former parent, Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) operated under a management services agreement pursuant to which the Company provided management, corporate general and administrative services to BOATC and for which BOATC paid the Company a management fee. The management service agreement was terminated on January 31, 2001 when BOATC merged with Lamar Advertising Company. Management fee income was $161,000 for the nine months ended October 31, 2000. Because the management services agreement was terminated, there was no management fee income for the nine months ended October 31, 2001. Management fee income consisted of reimbursements for certain corporate general and administrative functions performed on behalf of BOATC including treasury, accounting, tax, human resources, and other support services.

The above factors contributed to an overall decrease in operating income of 28.8% to $513,000 for the nine months ended October 31, 2001, from $721,000 for the nine months ended October 31, 2000.

EBITDA decreased 15.2% to $1.288 million for the nine months ended October 31, 2001, from $1.519 million for the nine months ended October 31, 2000. The EBITDA margin decreased to 6.9% for the nine months ended October 31, 2001, compared to 7.2% for the nine months ended October 31, 2000.

Interest expense decreased 30.8% to $326,000 for the nine months ended October 31, 2001, from $471,000 for the nine months ended October 31, 2000. The decrease is primarily due to lower interest rates as well as lower debt balances.

Non-operating income includes interest income, gains and/or losses from the sale of assets and rental income. Interest income increased 6.9% to $109,000 for the nine months ended October 31, 2001, from $102,000 for the nine months ended

                           BOWLIN TRAVEL CENTERS, INC.


October 31, 2000. The increase is due to higher cash balances in the current period. Gain on the sale of property and equipment was $24,000 for the nine months ended October 31, 2001, compared to a gain of $106,000 for the nine months ended October 31, 2000. Rental income was $67,000 for the nine months ended October 31, 2001 with no rental income for the nine months ended October 31, 2000.

Income before income taxes decreased 14.2% to $393,000 for the nine months ended October 31, 2001, from $458,000 for the nine months ended October 31, 2000. As a percentage of gross revenues, income before income taxes decreased to 2.1% for the nine months ended October 31, 2001, from 2.2% for the nine months ended October 31, 2000.

For the nine months ended October 31, 2001 income tax is $152,000, compared to income tax of $178,000 for the nine months ended October 31, 2000.

The foregoing factors contributed to net income for the nine months ended October 31, 2001 of $241,000 compared to net income of $280,000 for the nine months ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2001, the Company had working capital of $5.352 million and a current ratio of 3.4:1, compared to working capital of $5.609 million and a current ratio of 3.1:1 as of January 31, 2001. Net cash provided by operating activities was $947,000 for the nine months ended October 31, 2001, compared to $1.101 million for the nine months ended October 31, 2000. Net cash provided in the current period is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities. Net cash provided for the nine months ended October 31, 2000 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities partially offset by a gain on the sales of property and equipment.

Net cash used in investing activities for the nine months ended October 31, 2001 was $463,000, of which $509,000 was used for purchases of property and equipment, partially offset by proceeds of $57,000. For the nine months ended October 31, 2000, net cash provided by investing activities was $81,000, of which $256,000 was used for purchases of property and equipment, partially offset by proceeds of $207,000.

Net cash used in financing activities for the nine months ended October 31, 2001 was $532,000, which were payments on long-term debt. For the nine months ended October 31, 2000, net cash provided financing activities was $515,000, which were payments on long-term debt offset by parent's capital contribution.

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

The Company has not entered into any market risk sensitive instruments for trading purposes. Further, the Company does not currently have any derivative instruments outstanding and has no plans to use any form of derivative instruments to manage the Company's business in the foreseeable future.

                           BOWLIN TRAVEL CENTERS, INC.


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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     December 12, 2001

                                    Bowlin Travel Centers, Inc.


                                    /s/ Michael L. Bowlin
                                    --------------------------------------------
                                    Michael L. Bowlin, Chairman of the Board,
                                    President and Chief Executive Officer



                                    /s/ Nina J. Pratz
                                    --------------------------------------------
                                    Nina J. Pratz, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)