Form 10-K
period 2002-01-31
BOWLIN TRAVEL CENTERS INC
filed 2002-04-29
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                          COMMISSION FILE NO. 000-31701

                           BOWLIN TRAVEL CENTERS, INC.
              (Name of the registrant as specified in its charter)

            NEVADA                                               85-0473277
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


150 LOUISIANA NE, ALBUQUERQUE, NM                                  87108
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 505-266-5985

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

        Title of each class            Name of each exchange on which registered
   COMMON STOCK, $.001 PAR VALUE                       OTC.BB
-----------------------------------   ------------------------------------------

      Securities registered PURSUANT TO Section 12(g) of the Exchange Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at April 22, 2002 was $3,939,147.

The number of shares of Common Stock, $.001 par value, outstanding as of April 22, 2002: 4,583,348

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

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         The Company operates travel centers dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States. The Company's tradition of serving the public dates back to 1912, when the founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. Bowlin Travel Centers currently operates eleven full-service travel centers along interstate highways in Arizona and New Mexico. The Company advertises its travel centers through a network of approximately 300 outdoor advertising display faces. The Company's travel centers offer brand name food, gasoline and a variety of unique Southwestern merchandise to the traveling public.

         The Company was formed on August 8, 2000, as a wholly owned subsidiary of Bowlin Outdoor Advertising and Travel Centers Incorporated ("Bowlin Outdoor"). Pursuant to a Contribution Agreement, dated as of November 1, 2000, Bowlin Outdoor contributed substantially all of the assets and liabilities directly related to its travel centers business to Bowlin Travel Centers.

         Prior to August 8, 2000 the Company's travel centers were owned and operated as a business segment of Bowlin Outdoor. Bowlin Outdoor operated two business segments; travel centers and outdoor advertising. Bowlin Outdoor's common stock was traded on the American Stock Exchange and was a public reporting company. On January 30, 2001, Bowlin Travel Centers, Inc. became an independent company through a spin-off transaction whereby shares of Bowlin Travel Centers, Inc. common stock were distributed to the shareholders of Bowlin Outdoor.

RECENT DEVELOPMENTS

         On April 27, 2001, the Company sold one of its travel centers located in Benson, Arizona. Certain assets, including building and equipment, were sold to a third party for $40,000 cash and a note receivable for $10,000. The note receivable was fully collected during the year ended January 31, 2002. The assets sold had a carrying value of $50,070. The loss on the sale of the travel center was $70.

         On May 1, 2001 the Company disposed of one of its travel centers located in Edgewood, New Mexico to a third party. The assets had a carrying value of approximately $156,000. The Company exchanged the assets for twenty-three billboards. The fair value of assets given up by the Company was approximately equal to the fair value of assets received. Therefore, no gain or loss was recorded on the transaction. The Company currently provides wholesale gasoline to this third party location.

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

         The Company's travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. Most of the Company's travel centers offer food and beverages, ranging from drinks and snack foods at some locations to full-service restaurants at others. The Company's food service operations at five of the Company's eleven travel centers operate under the Dairy Queen/Brazier or Dairy Queen trade names.

         The Company's travel centers offer brand name gasoline such as CITGO, EXXON, and Diamond Shamrock. The Company is an authorized distributor of CITGO and EXXON petroleum products. Three of the Company's locations are EXXON stations and six of its locations are CITGO stations. One travel center is Chevron and one travel center is Diamond Shamrock.

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

GASOLINE WHOLESALING

         The Company has been wholesaling gasoline since 1997. Since 1997, revenues from wholesaling gasoline have accounted for an average of approximately 5.5% of gross revenues. Other than purchasing gas for retail sales through its travel centers, the Company currently wholesales gasoline to only three customers. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing our wholesaling business. See "Business Operations - Gasoline Wholesaling".

BUSINESS OPERATIONS

         The Company sells food, gasoline and merchandise through its eleven travel centers located along two interstate highways (I-10 and I-40) in Arizona and New Mexico. These are key highways for travel to numerous tourist and recreational destinations as well as arteries for regional traffic among major Southwestern cities. All of the Company's travel centers are open every day of the year except Christmas.

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

          The Company sells food under the Dairy Queen and Dairy Queen/Brazier brand names. The Company's terms of its agreements with Dairy Queen obligate the Company to pay a franchise royalty and in some instances a promotion fee, each equal to a percentage of gross sales revenues from products sold, as well as comply with certain provisions governing the operation of the franchised stores. The Company is obligated to pay Dairy Queen 4% of its sales of their products.

         The Company currently operates five Dairy Queens at its travel centers. It has individual franchise agreements for each Dairy Queen operated at the travel centers. None of these agreements are exclusive nor do they prevent the Company from entering into agreements with other food franchisors. Several of the agreements have different termination provisions and are effective for different terms. Under three of the Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that they are in breach of the agreement and Dairy Queen has not cured that breach within thirty days of our notice. Dairy Queen may terminate either of these agreements if they deliver notice to the Company that it is in breach of the agreement and it does not cure that breach within 14 days of that notice.

         The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance. Periodic improvements typically include new awnings and facings, new signage and enhanced lighting, furnishings and parking lot improvements.

         The Company is an authorized CITGO and EXXON distributor. The Company sells CITGO gasoline at six travel centers, and EXXON gasoline at three travel centers. At two travel centers the Company sells Chevron and Shamrock gasoline.

         The fact that the Company is an authorized CITGO and EXXON distributor has significance in the Company's industry. As licensed distributors for CITGO and EXXON, the Company purchases gasoline directly from CITGO and EXXON as direct marketers and at the lowest wholesale prices they offer. Prior to becoming a licensed distributor, the Company purchased gasoline through other distributors, paying a distributor's markup price. This required the Company to negotiate and enter into agreements with other distributors to try to purchase gasoline at the lowest possible price. The CITGO and EXXON distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from these suppliers.

         The CITGO distribution agreement has an initial three-year term beginning February 1, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. The EXXON distribution agreement has a three-year term beginning April 1, 2002 and expiring March 31, 2005. CITGO's and EXXON's ability to terminate or refuse to renew the agreement is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement, or termination by CITGO or EXXON of its petroleum marketing activities in the Company's distribution area. CITGO and EXXON may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

         The Company's agreements with CITGO and EXXON do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. The amount of required gasoline purchase ranges from a low of 103,000 gallons to a high of 427,500 gallons per month. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. Since the effective date of the CITGO distribution agreement, purchases of CITGO products have not met the minimum quantities. Since the effective date of the EXXON agreement, purchases have not met the minimum quantities. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

         In addition to the requirement to purchase minimum amounts under the CITGO and EXXON distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

GASOLINE WHOLESALING

         The Company currently wholesales gasoline to only three customers. Over the past four years, wholesaling of gasoline has accounted for, on average, approximately 6.2% of overall revenues. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing its wholesaling business. Below is a table that shows the revenues generated from gasoline wholesaling, total revenues for the periods reflected, and the percentage total of overall revenues attributable to gasoline wholesaling.

         Gasoline wholesaling revenues as a percentage of Gross Revenues unaudited):

FISCAL YEAR ENDED     GROSS REVENUES     REVENUE FROM GASOLINE       PERCENTAGE OF GROSS
   JANUARY 31,                                WHOLESALING          REVENUES ATTRIBUTABLE TO
                                                                     GASOLINE WHOLESALING
-----------------     --------------     ---------------------     ------------------------
      1998              $22,584,000              $917,000                   4.06
      1999              $23,803,000            $1,229,000                   5.16
      2000              $27,242,000            $1,672,000                   6.14
      2001              $27,164,000            $1,802,000                   6.63
      2002              $23,649,000            $2,126,000                   8.99

         The Company does not derive a material amount of net revenue from the wholesaling of gasoline. The cost of goods sold as a percentage of gross revenues for gasoline wholesaling is approximately 96%.

COMPETITION

         The Company faces competition at its travel centers from quick-service and full-service restaurants, convenience stores, gift shops and, to some extent, from truck stops located along interstate highways in Arizona and New Mexico. Large petroleum companies operate some of the travel centers that the
Company  competes  with,  while  many  others  are  small   independently  owned
operations that do not offer brand name food service or gasoline. Giant Industries, Inc., a refiner and marketer of petroleum products, operates two travel centers, one in Arizona and one in New Mexico, which are high volume diesel fueling and large truck repair facilities that also include small shopping malls, full-service restaurants, convenience stores, fast food restaurants and gift shops. The Company's principal competition from truck stops includes Love's Country Stores, Inc., Petro Corporation and Flying J. Many convenience stores are operated by large, national chains that are substantially larger, better capitalized and have greater name recognition and access to greater financial and other resources than the Company. Although the Company faces substantial competition, the Company believes that few of its competitors offer the same breadth of products and services dedicated to the traveling public that the Company offers.

EMPLOYEES

         As of January 31, 2002, the Company had approximately 129 full-time and 54 part-time employees; 48 were located in Arizona, 135 were located in New Mexico. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

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

         Nearly all licenses and registrations are subject to renewal each year. The Company is not aware of any reason it would be unable to renew any of its licenses and registrations. The Company estimates that the total cost spent on an annual basis for all licenses and registrations is less than $15,000.

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

         The Company anticipates that the regulating agencies will develop regulations for above ground storage of fuel and anticipate that because of its expenditures and compliance, ongoing costs for compliance should not be material. Over the next twelve months, the Company anticipates spending less than $100,000 to complete any remaining clean up from underground storage tank sites. Of this amount, the Company anticipates being reimbursed for all but approximately $10,000. The Company does not anticipate any other material costs for regulatory compliance during the next twelve months.

TRADEMARKS

         The Company operates its travel centers under a number of its own trademarks such as The Thing, Trails West, Butterfield Station and Bowlin's Running Indian, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, CITGO and

EXXON trademarks. The Company's right to use the trademarks Dairy Queen, Dairy Queen/Brazier, CITGO and EXXON are derived from the agreements entered into with these companies, and these rights expire when those agreements expire or are terminated. The Company has a Federal trademark for "BOWLIN" that is effective through 2008. All other rights to trade names that the Company uses in its operations are protected through common law or state rights granted through a registration process. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that, other than its Federal trademark for "BOWLIN", none of the trademarks owned are material to overall business; however, the loss of one or more of our licensed trademarks could have an adverse effect.


TRADEMARK / TRADE NAME        WHERE REGISTERED        EXPIRATION OF REGISTRATION
----------------------     ------------------------   --------------------------

BOWLIN                     United States Patent and
                                Trademark Office           October 27, 2008

Trails West                        New Mexico              July 29, 2004

Bowlin's Running Indian            New Mexico              April 16, 2004



ITEM 2.  PROPERTIES

         As of January 31, 2002, the Company operated eleven travel centers. The Company owns the real estate and improvements where seven of its travel centers are located, all of which are subject to mortgages. Four of the Company's existing travel centers are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to forty years, assuming exercise by the Company of all renewal options available under certain leases.

         The Company's principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage, which matures on November 1, 2005, and the principal balance accrues interest at the bank's prime rate (4.75% at January 31, 2002). The Company owns a central warehouse and distribution facility occupying 27,000 square feet in Las Cruces, New Mexico. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time may be involved in litigation in the ordinary course of business, including disputes involving employment claims and construction matters. Bowlin Travel Centers is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's however, business, operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of January 31, 2002, there were 4,583,348 shares of common stock of Bowlin Travel Centers outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers. Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol "BWTL".

         The Company is authorized to issue up to 10,000,000 shares of common stock, par value $.001 per share, and up to 1,000,000 shares of preferred stock, par value $.001. Holders of shares of common stock are entitled to one vote per share on all matters to be voted on by stockholders and do not have cumulative voting rights. Subject to the rights of holders of outstanding shares of preferred stock, if any, the holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor, and upon liquidation, dissolution, or winding up are entitled to receive all assets available for distribution to the stockholders. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and nonassessable.

         In the Company's Articles of Incorporation, pursuant to Nevada Revised Statues Section 78.378, the Company elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive. Pursuant to Nevada Revised Statutes Section 78.434, the Company also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive. These statutes are sometimes referred to as "interested stockholder" statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval. Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions. See, also, "Risk Factors - OUR CURRENT CAPITALIZATION COULD DELAY, DEFER OR PREVENT A CHANGE OF CONTROL".


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below are derived from the audited financial statements of the Company for the five years ended January 31, 2002. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

         Because Bowlin Travel Centers did not operate independently of Bowlin Outdoor, and was a segment of the business operations of Bowlin Outdoor during the periods prior to the fiscal year ended January 31, 2002, it might have recorded different results had it been operated independently of Bowlin Outdoor. Therefore, the financial information presented below is not necessarily indicative of the results of operations or financial position that would have resulted if Bowlin Travel Centers had been a separate, stand-alone business during the periods shown, or of its future performance as a separate, stand-alone business.

                                                                 YEARS ENDED JANUARY 31,*
                                          -----------------------------------------------------------------------
                                              2002           2001           2000          1999           1998
                                          -----------------------------------------------------------------------
STATEMENT OF INCOME DATA:

Net sales                                 $23,224,102    $26,765,264    $26,855,781    $23,519,909    $22,303,645
                                          ===========    ===========    ===========    ===========    ===========

Net income                                $   173,234    $   298,812    $   487,366    $   253,672    $   596,123
                                          ===========    ===========    ===========    ===========    ===========

Earnings per share                        $      0.04    $      0.07    $      0.11    $      0.06    $      0.13
                                          ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA (AT END OF PERIOD)

Total assets                              $16,532,141    $18,527,507    $16,990,676    $16,163,671    $12,045,789
                                          ===========    ===========    ===========    ===========    ===========
Long-term debt, including current
maturities                                $ 4,684,334    $ 5,940,469    $ 6,723,555    $ 6,769,025    $ 3,068,374
                                          ===========    ===========    ===========    ===========    ===========

*The Company did not operate independently during fiscal periods 2001, 2000, 1999 and 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company's fiscal year ending January 31 of such year.

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

FISCAL YEAR ENDED JANUARY 31, 2002 (FISCAL 2002) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2001 (FISCAL 2001)

         Gross sales at the Company's travel centers decreased 12.9% to $23.649 million for fiscal 2002, from $27.164 million for fiscal 2001. Merchandise sales decreased 3.2% to $9.236 million for fiscal 2002, from $9.541 million for fiscal 2001. Gasoline sales decreased 23.0% to $10.291 million for fiscal 2002, from $13.360 million for fiscal 2001. Restaurant sales decreased 18.9% to $1.997 million for fiscal 2002, from $2.461 million for fiscal 2001. The decreases are primarily due to a decrease in gasoline sales as a result of a general decline in highway travel. In addition, the decrease in merchandise, gas and restaurant sales were due to the divestiture of two travel centers during the first quarter of fiscal year 2002 and two travel centers during fiscal year 2001. Wholesale gasoline sales increased 17.9% to $2.125 million for fiscal 2002, from $1.802 million for fiscal 2001 due to an additional wholesale location.

         Cost of goods sold for the travel centers decreased 14.8% to $15.974 million for fiscal 2002, from $18.749 million for fiscal 2001. Merchandise cost of goods decreased 5.8% to $3.943 for fiscal 2002, from $4.184 for fiscal 2001. Gasoline cost of goods decreased 22.7% to $9.391 for fiscal 2002, from $12.142 for fiscal 2001. Restaurant cost of goods decreased 15.2% to $576,000 for fiscal 2002, from $679,000 for fiscal 2001. The decreases are attributable to the decrease in gasoline sales impacted by a general decline in highway travel as well as the divestiture of two travel centers in the first quarter of fiscal 2002 and two travel centers in fiscal 2001. Wholesale gasoline cost of goods increased 18.3% to $2.064 million in fiscal 2002, from $1.744 million for fiscal 2001 due to an additional wholesale location. Cost of goods sold as a percentage of gross revenues for fiscal 2002 was 67.5% compared to 69.0% for fiscal 2001.

         Gross profit for the travel centers decreased 9.6% to $7.250 million for fiscal 2002 from $8.016 million for fiscal 2001. Lower volume of gasoline gallons negatively impacted gasoline sales as well as the divestiture of two travel centers in the first quarter of fiscal 2002 and two travel centers in fiscal 2001.

         General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses for the travel centers decreased 10.0% to $6.070 million for fiscal 2002, from $6.742 million for fiscal 2001. The decrease is primarily due to downsizing related to the spin-off transaction as well as the divestiture of two travel centers in the first quarter of fiscal 2002 and two travel centers in fiscal 2001. The decrease is also due to the reduction of salaries and the related benefits and taxes, as well as rents and leases due to the sale one of the Company's travel center locations in the first quarter of fiscal 2002.

         Depreciation and amortization expenses decreased by 3.5% to $752,000 for fiscal 2002, from $779,000 for fiscal 2001.

         Prior to January 31, 2001, the Company and the Company's former parent, Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) operated under a management services agreement pursuant to which the Company provided management, corporate general and administrative services to BOATC and for which BOATC paid the Company a management fee. Management fee income consisted of reimbursements for certain corporate general and administrative functions performed on behalf of BOATC including treasury, accounting tax, human resources, and other support services. The management service agreement was terminated on January 31, 2001 when BOATC merged with Lamar Advertising Company and therefore, no management fee income was earned by the Company in fiscal 2002.

         The above factors contributed to a decrease in travel centers operating income of 39.5% to $429,000 for fiscal 2002, from $708,000 for fiscal 2001.

         Other income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income decreased 26.0% to $134,000 in fiscal 2002, from $181,000 in fiscal 2001 primarily as a result of lower cash balances as well as lower interest rates. Gains from the sale of assets decreased to $35,000 in fiscal 2002 from $267,000 in fiscal in 2001 primarily due to the sale of one of the Company's travel centers in fiscal 2001 and the sales of certain other assets. Rental income was $86,000 in fiscal 2002 as a result of leases for available office space at the Company's corporate headquarters. There was no rental income in fiscal 2001.

Interest expense decreased 35.8% to $402,000 for fiscal 2002, from $626,000 for fiscal 2001. The decrease is primarily attributable to lower interest rates as well as lower debt balances.

         Income before income taxes decreased 45.3% to $290,000 for fiscal 2002, from $530,000 for fiscal 2001 primarily due to the management fee income of $213,000 in fiscal 2001 not present in fiscal 2002 as well as the gain on sale of assets of $35,000 in fiscal 2002 compared to $267,000 in fiscal 2001. The decrease in income before income taxes was partially offset by the decrease in general and administrative expenses and rental income of $86,000 in fiscal 2002 not present in fiscal 2001. As a percentage of gross revenues, income before income taxes decreased to 1.2% for the fiscal ended 2002, from 2.0% for fiscal 2001.

         Income taxes decreased to $116,000 for fiscal 2002, compared to $232,000 for fiscal 2001, as a result of lower pre-tax income. The effective tax rate for fiscal 2002 was 40.0%, compared to 43.8% for fiscal 2001.

         The foregoing factors contributed to the Company's decrease in net income for fiscal 2002 to $173,000, compared to $299,000 for fiscal 2001.

FISCAL YEAR ENDED JANUARY 31, 2001 (FISCAL 2001) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2000 (FISCAL 2000)

         Gross sales at the Company's travel centers slightly decreased 0.3% to $27.164 million for fiscal 2001, from $27.242 million for fiscal 2000. The overall decrease is primarily due to the closure of one travel center in October 2000 and the sale of another travel center in November 2000. Merchandise sales decreased 2.5% to $9.541 million for fiscal 2001, from $9.782 million for fiscal 2000. Gasoline sales increased 2.5% to $13.360 million for fiscal 2001, from $13.035 million for fiscal 2000. Restaurant sales decreased 10.6% to $2.461 million for fiscal 2001, from $2.753 million for fiscal 2000. Wholesale gasoline sales increased 7.8% to $1.802 million for fiscal 2001, from $1.672 million for fiscal 2000.

         Cost of goods sold for the travel centers decreased 0.5% to $18.749 million for fiscal 2001, from $18.660 million for fiscal 2000. The overall decrease is primarily due to the closure of one travel center in October 2000 and the sale of another travel center in November 2000. Merchandise cost of goods decreased 4.7% to $4.184 million for fiscal 2001, from $4.392 million for fiscal 2000. Gasoline cost of goods increased 2.5% to $12.142 million for fiscal 2001, from $11.845 million for fiscal 2000. Restaurant cost of goods decreased 17.3% to $679,000 for fiscal 2001, from $821,000 for fiscal 2000. Wholesale gasoline cost of goods increased 8.9% to $1.744 million in fiscal 2001, from $1.602 million for fiscal 2000 due to an additional wholesale location. Cost of goods sold as a percentage of gross revenues for fiscal 2001 was 69.0% compared to 68.5% for fiscal 2000.

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

         Prior to January 31, 2001, the Company and the Company's former parent, Bowlin Outdoor Advertising & Travel Centers, Incorporated (BOATC) operated under a management services agreement pursuant to which the Company provided management, corporate general and administrative services to BOATC for which BOATC paid the Company a management fee. Management fee income consists of reimbursements for certain corporate general and administrative functions performed on the behalf of Bowlin Outdoor including treasury, accounting, tax, human resources, and other support services. Management fee income increased 2.9% to $213,000 during fiscal 2001 from $207,000 during fiscal 2000. Bowlin Outdoor has elected to discontinue such cost sharing and the agreement terminated on February 1, 2001.

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

         Income taxes decreased to $232,000 for fiscal 2001, compared to $309,000 for fiscal 2000, as a result of lower pre-tax income. The effective tax rate for fiscal 2001 was 43.8%, compared to 38.8% for fiscal 2000.

         The foregoing factors contributed to the Company's decrease in net income for fiscal 2001 to $299,000, compared to $487,000 for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2002, the Company had working capital of $4.282 million compared to working capital of $5.609 million at January 31, 2001. At January 31, 2002, the company had a current ratio of 3.2:1 compared to a current ratio of 3.1:1 at January 31, 2001 ("current ratio" is the ratio of current assets to current liabilities). The decrease in working capital is primarily due to decreases in cash of $1.372 million, accounts payable and accrued liabilities of $925,000 at January 31, 2002, offset by decreases in accounts receivable of $344,000, inventory of $428,000 and current maturities of long-term debt of $214,000.

         The net cash provided by operating activities was $687,000 at January 31, 2002, compared to $1.039 million at January 31, 2001. During fiscal 2002, there were decreases in operating assets and liabilities of $242,000 and a decrease in depreciation of $60,000, partially offset by a decrease in gains on sale of property and equipment.

         Net cash used in investing activities was $803,000 at January 31, 2002, compared to net cash provided by investing activities of $538,000 at January 31, 2001. The decrease was due primarily to purchases of property and equipment of $641,000 as well as an increase in mortgages receivable, net of $345,000 at January 31, 2002, compared to purchases of property and equipment of $303,000 at January 31, 2001. There were no mortgages receivable at January 31, 2001. Increases in property and equipment and mortgages receivable, net were offset by proceeds from the sale of assets of $71,000 and notes receivable, net of $111,000 at January 31, 2002, compared to proceeds from the sale of assets of $837,000 and notes receivable, net of $3,957 at January 31, 2001.

         Net cash used in financing activities was $1.256 million at January 31, 2002, compared to net cash provided by financing activities of $1.077 million at January 31, 2001. Payments on long-term debt were $1.256 at January 31, 2002 compared to payments on long-term debt of $783,000 at January 31, 2001. At January 31, 2001 a capital contribution of $1.360 million at January 30, 2001 from Bowlin Outdoor as part of the reconciliation of accounts resulting from the contribution of assets and liabilities and the subsequent spin-off contributed to net cash provided by financing activities.

       As of January 31, 2002, the company was indebted to various banks and individuals in an aggregate principal amount of approximately $4.684 million under various loans and promissory notes, compared to $5.940 as of January 31, 2001. Land, buildings, equipment and inventories of the Company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from the current fiscal year to October 2013 and accrue interest at rates ranging from 4.18% to 8% per annum. The Company's total monthly payments on outstanding long-term debt obligations are approximately $75,000.

       Approximately $2.164 million of the approximately $4.684 million outstanding as of January 31, 2002 was borrowed under the Master Loan Agreement with Bank of the West. Under this master loan agreement, the Company grants a security interest in its assets and property as security interests against its obligations under the agreement.

       Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. For fiscal year ending January 31, 2002, the Company was in compliance with the minimum financial ratios.

         The Company has forecasted approximately $650,000 for capital commitments for fiscal year 2003. The Company expects to use current working capital and cash flows from operations to fund these commitments and does not anticipate obtaining any outside sources for these commitments.

         The Company is unaware of any trends or demands, commitments or uncertainties that will result or are reasonably likely to result in liquidity increasing or decreasing in any material way over the next twelve months. The Company currently can borrow up to an additional $1.0 million under the credit facility with Bank of the West. The Company believes that its working capital and the cash flow generated from current operations will be sufficient to fund operations over the next twelve months without borrowing any additional funds under the credit facility. While the Company is not currently a party to any agreements to acquire any additional travel centers, nor does the Company have plans to build any additional travel centers in the near term, if the Company were to acquire or construct any additional travel centers it would likely have to obtain additional financing to do so, either under the current credit facility or through other means. The Company cannot predict with any certainty what the terms of such financing might be.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of January 31, 2002, approximately $4.660 million of the Company's total indebtedness is accruing interest at variable rates tied to LIBOR or the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates that could impact the Company's ability to finance internal development and growth of the business. The Company does not, however, believe that any risk inherent in the variable rate nature of our debt is likely to have a material effect on its financial position, results of operations or liquidity.

         The Company has not entered into any market risk sensitive instruments for trading purposes. Further, the Company does not currently have any derivative instruments outstanding and has no plans to use any form of derivative instruments to manage its business in the foreseeable future.

         Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including supply and demand in the retail gasoline market, price volatility and price competition from other gasoline marketers. The availability and price of gas could have an adverse impact on general highway traffic. The Company has not entered into any long-term fixed-price supply agreements for gasoline. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company's gross margins and operating income.

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

         The Company's shares trade on the OTC Bulletin Board. In order to purchase and sell shares of the Company's common stock on the OTC Bulletin Board, you must use one of the market makers then making a market in the stock. Because of the wide variance in the BID and ASK spreads, there is significant risk that an investor that sold shares on the OTC Bulletin Board would sell them for a price that was significantly lower than the price at which the shares could be purchased, and vice versa. The number of shares traded to date indicates that the market for the Company's shares of common stock is illiquid which could make it difficult to purchase or sell shares.

         THE   COMPANY'S   HISTORICAL   FINANCIAL   INFORMATION   MAY   NOT   BE
REPRESENTATIVE OF ITS RESULTS AS A SEPARATE COMPANY.

         The historical financial information prior to fiscal year 2002 included in this Form 10-K may not reflect what results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented or what results of operations, financial position and cash flows will be in the future. This is because:

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

         The Company has operated as a stand-alone entity separate from Bowlin Outdoor for fiscal 2002 only. The Company may have benefited in periods prior to fiscal 2002 from operating as a division of Bowlin Outdoor by sharing some expenses, personnel and other costs. General and administrative costs, as a percentage of revenue, could increase as a result of the Company operating independently of Bowlin Outdoor. If the costs and expenses of operating independently are substantially greater than the costs and expenses of operating as a division of Bowlin Outdoor, it could have a negative affect on profitability and an adverse affect on business operations and financial condition.

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

         THE COMPANY DEPENDS ON THIRD PARTY RELATIONSHIPS.

         The Company is dependent on a number of third party relationships under which it offers brand name and other products at its travel centers. These brand name relationships include distributorship relationships with CITGO and EXXON and existing franchise agreements with Dairy Queen/Brazier. The Company's existing operations and plans for future growth anticipate the continued existence of such relationships.

         The CITGO distribution agreement has an initial three-year term beginning February 2, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. The EXXON distribution agreement has a three-year term beginning April 1, 2002 and expiring March 31, 2005. CITGO's and EXXON's ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement by the Company, or termination by CITGO or EXXON of its petroleum marketing activities in the Company's distribution area. CITGO and EXXON may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

         Under three of the Company's Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that they are in breach of the agreement and Dairy Queen has not cured that breach within thirty days of notice. Dairy Queen may terminate either of these agreements if they deliver notice to the Company that it is in breach of the agreement and does not cure that breach within 14 days of that notice.

         There can be no assurance that the agreements that govern these relationships will not be terminated (for greater detail regarding the terms of these agreements, see "Business Operations - Travel Centers and Gasoline Retailing"). Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to existing agreements will not prevent it from pursuing opportunities that management would otherwise deem advisable. In addition, there are no material early termination provisions under any of the franchise or petroleum distribution agreements.

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

         Such regulations include certain mandatory licensing procedures and the ongoing compliance measures, as well as special sales tax measures. The Company believes that operations at its eleven travel centers comply with all applicable licensing and regulatory requirements. However, any failure to comply with applicable regulations, or the adoption of additional regulations or changes in existing regulations could impose additional compliance costs, require a cessation of certain activities or otherwise have a material adverse effect on business and results of operations.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Following on next page.

                           BOWLIN TRAVEL CENTERS, INC.

                              Financial Statements

                            January 31, 2002 and 2001

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Bowlin Travel Centers, Inc. as of January 31, 2002, and the statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bowlin Travel Centers, Inc. for the year ended January 31, 2001, were audited by other auditors whose report dated March 30, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. as of January 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Neff & Ricci LLP

Albuquerque, New Mexico
March 29, 2002

                           BOWLIN TRAVEL CENTERS, INC.
                                 BALANCE SHEETS
                            JANUARY 31, 2002 AND 2001

                                 ASSETS                         2002          2001
                                                            -----------   -----------
Current assets:
    Cash and cash equivalents                               $ 2,671,048     4,042,765
    Accounts receivable                                         267,171       567,016
    Accounts receivable - related parties                         2,738        47,259
    Inventories                                               2,996,273     3,424,745
    Prepaid expenses                                            279,889       190,501
    Mortgages receivable, current maturities                      3,784            --
    Notes receivable, current maturities                         38,538        25,367
                                                            -----------   -----------
            Total current assets                              6,259,451     8,297,653
                                                            -----------   -----------

Property and equipment, net                                   9,397,253     9,543,709
Intangible assets, net                                          278,342       305,295
Interest receivable                                              26,835        23,683
Mortgages receivable, less current portion                      340,837            --
Notes receivable, less current portion                          229,423       357,167
                                                            -----------   -----------
            Total assets                                    $16,532,141    18,527,507
                                                            ===========   ===========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                    $   708,718       495,041
    Accounts payable                                            989,305     1,438,914
    Accrued salaries and benefits                                23,051        24,868
    Accrued liabilities                                         223,012       214,038
    Due to related party                                             --       516,043
    Deferred revenue                                             33,330            --
                                                            -----------   -----------
            Total current liabilities                         1,977,416     2,688,904

Deferred income taxes                                           626,100       613,400
Long-term debt, less current maturities                       3,975,616     5,445,428
                                                            -----------   -----------
            Total liabilities                                 6,579,132     8,747,732
                                                            -----------   -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value;
       1,000,000 shares authorized, none issued or
       outstanding at January 31, 2002 and 2001                      --            --
    Common stock, $.001 par value; 10,000,000 shares
       authorized, 4,583,348 issued and outstanding
       at January 31, 2002 and 2001                               4,583         4,583
    Additional paid-in capital                                9,775,192     9,775,192
    Retained earnings                                           173,234            --
                                                            -----------   -----------
            Total stockholders' equity                        9,953,009     9,779,775

            Total liabilities and stockholders' equity      $16,532,141    18,527,507
                                                            ===========   ===========

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                              STATEMENTS OF INCOME

                                                        YEARS ENDED JANUARY 31,
                                             --------------------------------------------
                                                 2002            2001            2000
                                             ------------    ------------    ------------
Gross sales                                  $ 23,649,381      27,164,286      27,242,403
Less discounts on sales                           425,279         399,022         386,622
                                             ------------    ------------    ------------
          Net sales                            23,224,102      26,765,264      26,855,781

Cost of goods sold                             15,973,719      18,748,526      18,660,049
                                             ------------    ------------    ------------
          Gross profit                          7,250,383       8,016,738       8,195,732

General and administrative expense             (6,069,578)     (6,742,579)     (7,128,511)
Depreciation and amortization                    (751,857)       (778,788)       (719,085)
Management fee income                                  --         212,693         207,390
Other operating income                                 --              --          30,661
                                             ------------    ------------    ------------
          Operating income                        428,948         708,064         586,187

Other income (expense):
    Interest income                               134,392         180,851          95,570
    Gain on sale of property and equipment         34,969         266,897           1,024
    Gain from insurance proceeds                       --              --         711,805
    Rental income                                  86,425              --              --
    Miscellaneous                                   6,398              --              --
    Interest expense                             (401,498)       (625,500)       (598,420)
                                             ------------    ------------    ------------
          Total other income (expense)           (139,314)       (177,752)        209,979
                                             ------------    ------------    ------------
          Income before income taxes              289,634         530,312         796,166
Income taxes                                      116,400         231,500         308,800
                                             ------------    ------------    ------------
          Net income                         $    173,234         298,812         487,366
                                             ============    ============    ============
Earnings per share:
Weighted average common shares
     outstanding                                4,583,348       4,583,348       4,583,348
                                             ============    ============    ============

     Basic and diluted                       $       0.04            0.07            0.11
                                             ============    ============    ============

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

                                                         COMMON       ADDITIONAL      PARENT'S
                                           NUMBER        STOCK,        PAID-IN       EQUITY IN       RETAINED
                                          OF SHARES      AT PAR        CAPITAL        DIVISION       EARNINGS        TOTAL
                                          ---------   -----------    ------------   ------------    ----------    -----------
Balance at January 31, 1999                      --   $        --              --      7,633,658            --      7,633,658
Net income                                       --            --              --        487,366            --        487,366
                                          ---------   -----------    ------------   ------------    ----------    -----------

Balance at January 31, 2000                      --            --              --      8,121,024            --      8,121,024

Parent's distribution to subsidiary              --            --              --      1,359,939            --      1,359,939
Net income                                       --            --              --        298,812            --        298,812
Issuance of common stock in
   connection with spin-off transaction   4,583,348         4,583       9,775,192     (9,779,775)            --             --
                                          ---------   -----------    ------------   ------------    ----------    -----------

Balance at January 31, 2001               4,583,348         4,583       9,775,192             --            --      9,779,775
Net income                                       --            --              --             --       173,234        173,234
                                          ---------   -----------    ------------   ------------    ----------    -----------

Balance at January 31, 2002               4,583,348   $     4,583       9,775,192             --       173,234      9,953,009
                                          =========   ===========    ============   ============    ==========    ===========


See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                                                                               YEARS ENDED JANUARY 31,
                                                                     -----------------------------------------
                                                                         2002           2001           2000
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
     Net income                                                      $   173,234        298,812        487,366
     Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization                                751,857        778,788        719,085
            Amortization of loan fee                                      26,093             --             --
            Income from partnership investment                                --             --         (1,408)
            Gain on sale of property and equipment                       (34,969)      (266,897)        (1,024)
            Gain from insurance proceeds                                      --             --       (711,805)
            Provision for deferred income taxes                           12,700         20,600        362,900
            Changes in operating assets and liabilities
               Accounts receivable                                       344,366         33,007         93,417
               Inventories                                               428,472        104,945        154,862
               Prepaid expenses and other                                 24,902        (54,436)        71,953
               Accounts payable and accrued liabilities                 (925,165)       124,523         22,209
               Income taxes                                             (114,300)          --          223,976
                                                                     -----------    -----------    -----------
               Net cash provided by operating activities                 687,190      1,039,342      1,421,531
                                                                     -----------    -----------    -----------

Cash flows from investing activities:
     Capital received from partnership                                        --             --         21,400
     Proceeds from sale of assets                                         71,300        837,064        138,828
     Proceeds from insurance                                                  --             --      1,086,865
     Purchases of property and equipment                                (640,872)      (303,423)    (2,908,762)
     Increase in mortgages receivable                                   (345,000)            --             --
     Payments received from mortgages receivable                             379             --             --
     Increase in notes receivable                                        (44,500)       (33,782)      (130,000)
     Payment received from notes receivable                              155,921         37,739         12,534
                                                                     -----------    -----------    -----------
               Net cash provided by (used in) investing activities      (802,772)       537,598     (1,779,135)
                                                                     -----------    -----------    -----------

Cash flows from financing activities:
     Payments on long-term debt                                       (1,256,135)      (783,086)      (821,670)
     Payments for debt issuance costs                                         --        (16,005)            --
     Capital contribution from parent                                         --      1,359,939             --
     Due to related party                                                     --        516,043             --
     Proceeds from borrowings                                                 --             --        776,200
                                                                     -----------    -----------    -----------
               Net cash provided by (used in) financing activities    (1,256,135)     1,076,891        (45,470)
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (1,371,717)     2,653,831       (403,074)
Cash and cash equivalents at beginning of period                       4,042,765      1,388,934      1,792,008
                                                                     -----------    -----------    -----------

Cash and cash equivalents at end of period                           $ 2,671,048      4,042,765      1,388,934
                                                                     ===========    ===========    ===========

                                                                                                   (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                                                                               YEARS ENDED JANUARY 31,
                                                                     -----------------------------------------
                                                                         2002           2001           2000
                                                                     -----------    -----------    -----------
Supplemental disclosure of cash flow information:

     Interest paid                                                   $   401,498        594,947        618,105
                                                                     ===========    ===========    ===========

     Income taxes paid (received)                                    $   103,700        210,900       (230,376)
                                                                     ===========    ===========    ===========
Noncash investing and financing activities:

         Notes receivable issued on accounts receivable              $        --         33,783             --
                                                                     ===========    ===========     ==========
         Property and equipment in exchange for
            note payable                                             $    30,554        180,039             --
                                                                     ===========    ===========     ==========
         Like-kind exchange of property and
            equipment                                                $   155,576             --             --
                                                                     ===========    ===========     ==========


See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2002


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

       (b)    CASH AND CASH EQUIVALENTS

              The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company places its temporary cash investments with a local financial institution. Excess collected funds are invested in securities repurchase agreements and are collateralized by securities with fair market values of 102 percent. The remaining funds at year-end were covered by Federal Deposit Insurance Corporation insurance.

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

       (k)    EARNINGS PER SHARE

              Earnings per share of common stock, both basic and diluted, are computed by dividing net income by the weighted average common shares outstanding, assuming the shares distributed on January 30, 2002 were outstanding for all periods presented. Diluted earnings per share is calculated in the same manner as basic earnings per share as there were no potential dilutive securities outstanding for all periods presented.

       (l)    RECLASSIFICATIONS

              Certain 2001 amounts have been reclassified to conform to 2002 presentation. Such reclassifications had no effect on net income.

       (m)    ACCOUNTS RECEIVABLE

              Management   believes  that  all  accounts  receivable  are  fully
              collectable. Therefore, no allowance for doubtful accounts is deemed to be required.


(2)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at January 31:

                                        ESTIMATED
                                       LIFE (YEARS)       2002         2001
                                       ------------   -----------   ----------
       Land                                           $ 2,443,343     2,403,421
       Buildings and improvements         10 - 40       7,375,879     7,627,865
       Machinery and equipment             3 - 10       5,744,622     5,867,316
       Autos, trucks and mobile homes      3 - 10       1,341,079     1,351,039
       Billboards                         15 - 20       1,180,404     1,041,923
       Construction in progress                            60,665            --
                                                      -----------   -----------
                                                       18,145,992    18,291,564
       Less accumulated depreciation                   (8,748,739)   (8,747,855)
                                                      -----------   -----------
                                                      $ 9,397,253     9,543,709
                                                      ===========   ===========

       On April 27, 2001, the Company sold one of its travel centers located in Benson, Arizona. Certain assets, including building and equipment, were sold to a third party for $40,000 cash and a note receivable for $10,000. The note receivable was fully collected during the year ended January 31, 2002. The assets sold had a carrying value of $50,070. The loss on the sale of the travel center was $70.

       On May 1, 2001 the Company disposed of one of its travel centers located in Edgewood, New Mexico to a third party. The assets had a carrying value of approximately $156,000. The Company exchanged the assets for twenty-three billboards. The fair value of assets given up by the Company was approximately the fair value of assets received. Therefore, no gain or loss was recorded on the transaction. The Company currently provides wholesale gasoline to this third party location.

(3)    INTANGIBLE ASSETS

       Intangible assets, at cost, consist of the following at January 31:

                                                    2002         2001
                                                 ---------    ---------

       Franchise fees                            $ 192,442      183,000
       Debt issuance costs                         311,272      311,272
                                                 ---------    ---------
                                                   503,714      494,272
       Less accumulated amortization              (225,372)    (188,977)
                                                 ---------    ---------
                                                 $ 278,342      305,295
                                                 =========    =========
(4)    SHORT-TERM BORROWING

       In November 2000, the Company entered into a credit agreement with one of its existing lenders which included a working capital line-of-credit. The $1,000,000 line-of-credit matures March 31, 2002 and requires variable interest (4.75% at January 31, 2002). There were no amounts drawn on this line-of credit during the year ended January 31, 2002.

(5)    LONG-TERM DEBT

       Long-term debt consists of the following at January 31:

                                                                                    2002           2001
                                                                                -----------    -----------
       Due bank, maturity  November 2005,  variable  interest  (4.18%  at
         January 31, 2002),  monthly  installments of $37,398, secured by
         buildings and equipment                                                $ 2,164,213      2,467,041

       Due bank,  maturity  October  2013,  variable  interest  (4.75% at
         January 31, 2002),  monthly  installments of $10,317, secured by
           land and buildings                                                       832,371        898,143
       Due bank,  maturity  October  2013,  variable  interest  (4.75% at
          January 31, 2002),  monthly  installments of $6,081, secured by
          land and buildings                                                        496,199        534,607
       Due bank,  maturity  January 2005,   variable  interest  (4.75% at
          January 31, 2002),  monthly  installments of  $4,920 secured by
          buildings and equipment                                                   421,839        451,601
       Due bank,  maturity  November 2005,  variable interest   (4.75% at
          January 31, 2002),  monthly  installments of $7,517, secured by
          buildings and equipment                                                   652,779        697,719
       Due bank,  maturity  August 2003,  variable   interest  (4.75%  at
          January 31, 2002),  monthly  installments of $7,792, secured by
          land, buildings, equipment and inventories                                 92,528        789,412
       Due  individual,  maturity  September  2003,  interest  at  8.00%,
          monthly payments of $1,400, unsecured.                                     24,405        101,946
                                                                                -----------    -----------
                                                                                  4,684,334       5,940,469
       Less current maturities                                                      708,718         495,041
                                                                                -----------    ------------

                                                                                $ 3,975,616       5,445,428
                                                                                ===========    ============

       Future maturities of long-term debt for the years ending January 31 are as follows:

                 2003                                $   708,718
                 2004                                    639,761
                 2005                                    657,598
                 2006                                  1,937,289
                 2007                                    165,152
                 Thereafter                              575,816
                                                     -----------
                    Total                            $ 4,684,334
                                                     ===========

(6)    INCOME TAXES

       Income taxes consist of the following for the years ended January 31:

                                   CURRENT     DEFERRED      TOTAL
                                  ---------    ---------   ---------
       2002:
         U.S. Federal             $  86,400       10,600      97,000
         State                       17,300        2,100      19,400
                                  ---------    ---------   ---------
                                  $ 103,700       12,700     116,400
                                  =========    =========   =========
       2001:
         U.S. Federal             $ 175,700       17,200     192,900
         State                       35,200        3,400      38,600
                                  ---------    ---------   ---------
                                  $ 210,900       20,600     231,500
                                  =========    =========   =========
       2000:
         U.S. Federal             $ (45,000)     302,300     257,300
         State                       (9,100)      60,600      51,500
                                  ---------    ---------   ---------
                                  $ (54,100)     362,900     308,800
                                  =========    =========   =========

       Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

                                                   2002       2001       2000
                                                 --------   --------   --------

            Computed "expected" tax              $ 98,476    180,306    270,696
            State income taxes, net of federal
               tax benefit                         12,825     25,497     34,014
            Other non-deductible expenses           5,099     25,697      4,090
                                                 --------   --------   --------
                 Total                           $116,400    231,500    308,800
                                                 ========   ========   ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

                                                               2002       2001
                                                             --------   --------
            Deferred tax assets -
              Compensated  absences, principally  due  to
                accrual for financial reporting purposes     $ 37,813     36,571
                                                             --------   --------
                  Total gross deferred tax assets              37,813     36,571

            Deferred tax liabilities:
              Property and equipment, principally due to
                differences in depreciation                   648,777    645,439
              Other                                            15,136      4,532
                                                             --------   --------
                  Total gross deferred liabilities            663,913    649,971
                                                             --------   --------
                  Net deferred tax liability                 $626,100    613,400
                                                             ========   ========


       There was no valuation allowance for deferred tax assets as of January 31, 2002, 2001 or 2000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(7)    PROFIT-SHARING PLAN

       The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees. The plan's year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company's contributions to the profit-sharing plan were $59,022, $62,315 and $42,237 in fiscal 2002, 2001 and 2000, respectively.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company leases land at several of its retail operating locations. Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $234,676, $296,080 and $356,392 for the years ended January 31, 2002, 2001 and 2000, respectively. The Company also leases land where several of its retail billboards are located and rent expense for these leases was $132,730, $85,273 and $91,148 for the years ended January 31, 2002, 2001 and 2000, respectively.

       The leasing agreements for the various locations include 5 to 30 year leases with remaining lives on those leases ranging from approximately 5 to 15 years at January 31, 2002. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

       Future minimum rental payments under these leases are as follows:

                        Year ending January 31:

                             2003          $  132,101
                             2004             127,721
                             2005             123,262
                             2006             100,474
                             2007              98,325
                             Thereafter       495,265
                                           ----------
                             Total         $1,077,148
                                           ==========


(9)    RELATED PARTY TRANSACTIONS

       Wholesale gasoline distribution sales were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company. The sales with the associated cost of goods and gross profit consist of the following at January:

                                    2002         2001         2000
                                 ----------   ----------   ----------

            Gross sales          $1,311,206    1,433,398    1,328,418
            Cost of goods sold    1,257,959    1,380,472    1,264,169
                                 ----------   ----------   ----------

            Gross profit         $   53,247       52,926       64,249
                                 ==========   ==========   ==========

(10)   NOTES RECEIVABLE

       Notes receivable as of January 31, 2002 and 2001 consist of the following:

                                                             2002       2001
                                                           --------   --------

       8% note, due $37,500 annually through
          2004 (including interest) with the balance
          due in 2005(a)                                   $174,539    180,039
       9% note, due $1,318 monthly through
          November 20, 2014 (including interest)(b)              --    124,567
       9% note, due $691 monthly through June 1,
          2008 (including interest)(c)                       40,479     44,943
       10% note, due $1,592 monthly through
          October 1, 2003 (including interest)(d)            30,554       --
       10% note, due $1,090 monthly through
          October 15, 2003  (including interest)             22,389     32,985
                                                           --------   --------
                                                            267,961    382,534
       Less current portion                                  38,538     25,367
                                                           --------   --------
                                                           $229,423    357,167
                                                           ========   ========

       (a) Collateralized by land and improvements and equipment sold. In the event of default, the property and equipment reverts back to the Company. The gross amount of the outstanding note is $395,000, which is offset by a deferred gain of $220,000. The deferred gain will be recognized into income using the installment method as payments are received.

       (b) Collateralized by land, building and equipment sold. In February 2001, there was an agreement to terminate the real estate contract. All assets reverted back to the Company. The land, building and equipment were leased to an independent third party in March 2001.

       (c) Collateralized by land and buildings sold. In the even of default, the property reverts back to the Company.

       (d) Collateralized by the equipment sold. In the event of default, the equipment reverts back to the Company.


       Management believes that all notes receivable are fully collectable. Therefore, no allowance is deemed to be required.

(11)   MORTGAGES RECEIVABLE

       Mortgages receivable as of January 31, 2002 consist of the following:

                 14% note, due $560 monthly through
                      November 1, 2004 (including interest)    $  44,789
                 14% note, due $1,243 monthly through
                      November 15, 2004 (including interest)      99,926
                 13% note, due $586 monthly through
                      December 20, 2006 (including interest)      50,000
                 12.5% note, due $1,134 monthly through
                      December 1, 2005 (including interest)       99,906
                 12% note, due $586 monthly through
                      January 18, 2007  (including interest)      50,000
                                                               ---------
                                                                 344,621
                 Less current portion                              3,784
                                                               ---------
                                                               $ 340,837
                                                               =========

       All mortgages receivable are collateralized by land and buildings. In the event of default, foreclosure would occur and the property would be sold to pay the balance of the loans. The Company has first position on the loans. No mortgages receivables existed as of January 31, 2001. Management believes that all mortgages receivable are fully collectable. Therefore, no allowance is deemed to be required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 9, 2001, Bowlin Travel Centers, Inc. (the "COMPANY"), with the approval of the Company's board of directors, dismissed KPMG, LLP ("KPMG") as its independent accountants. As discussed below, the Company has engaged the firm of Neff & Ricci LLP ("NEFF & RICCI") as its independent auditors for the 2002 Fiscal Year.

         KPMG's reports on the Company's consolidated financial statements for the past two years have not contained any adverse opinion or disclaimer of opinion and have not been qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during the Company's two most recent fiscal years and the subsequent interim periods preceding KPMG's dismissal, there have not been any disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make a reference to the subject matter of the disagreement in connection with their reports.

         During the Company's two most recent fiscal years and subsequent interim period preceding the dismissal of KPMG:

         (i) KPMG did not advise the Company that the internal controls necessary for the Company to develop reliable financial statements did not exist;

         (ii) KPMG did not advise the Company that information had come to KPMG's attention that led them to no longer be able to rely on management's representations, or that made them unwilling to be associated with the financial statements prepared by management;

         (iii) KPMG did not advise the Company of the need to expand significantly the scope of their audit, or that information had come to their attention during such period that, if further investigated, may (i) materially impact the fairness or reliability of previously issued Reports of Independent Auditors and the underlying consolidated financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report, or
(ii) cause KPMG to be unwilling to rely on management's representations or be associated with the Company's consolidated financial statements; and

         (iv) KPMG did not advise the Company that information had come to their attention that they had concluded materially impacted the fairness or reliability of previously issued Reports of Independent Auditors and the underlying consolidated financial statements, or the consolidated financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent consolidated financial statements covered by an audit report.

         The Company provided KPMG with a copy of the foregoing disclosure, and requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosure. The Company filed as an Exhibit to the Form 8-K a copy of the letter from KPMG required by Item 304 of Regulation S-K.

         On May 9, 2001, the Company engaged Neff & Ricci as its independent auditors. Prior to its engagement, the Company had not consulted with Neff & Ricci with respect to:

         (i)  the   application   of   accounting   principles  to  a  specified
transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or

         (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K) .



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the officers and directors of Bowlin Travel CENTERS. A summary of the background and experience of each of these individuals is set forth after the table.

      NAME                AGE                       POSITION

Michael L. Bowlin         59         Chairman of the Board, President and Chief
                                     Executive Officer and Director
C. Christopher Bess       55         Executive Vice President, Chief Operating
                                     Officer and Director
William J. McCabe         51         Senior Vice President -Management
                                     Information Systems, Secretary, Treasurer
                                     and Director
Nina J. Pratz             50         Chief Financial Officer

-------------------

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

         C. CHRISTOPHER BESS. Mr. Bess has served as Executive Vice President and Chief Operating Officer, and as a Director, of Bowlin Travel Centers from August of 2000 until his retirement in January 2002. Mr. Bess has served as a member of Bowlin Travel Centers' Board of Directors from 1974 and continues to serve on the Board of Directors. During his 30 years with Bowlin Travel Centers, Mr. Bess also served in such capacities as Internal Auditor, Merchandiser for Travel Center Operations, Travel Center Operations Manager and as Development Manager. Mr. Bess is a certified public accountant and holds a Bachelor's degree in Business Administration from the University of New Mexico.

         WILLIAM J. MCCABE. Mr. McCabe has served as Senior Vice President, Management Information Systems, Secretary, Treasurer and as a Director of Bowlin Travel Centers since August of 2000. Mr. McCabe served as a member of the Board of Directors of Bowlin from 1983 until August 1996. Prior to 1997, Mr. McCabe served as Senior Vice President - Advertising Services from 1993, Vice President of Outdoor Operations from 1988 and as Vice President of Accounting from 1984 to 1987. Mr. McCabe had been employed by Bowlin Travel Centers since 1976 in such additional capacities as a Staff Accountant and Controller. Mr. McCabe holds a Bachelor's degree in Business Administration from New Mexico State University.

         NINA J. PRATZ. Ms. Pratz has served as the Company's Senior Vice President - Chief Financial Officer since 1997 and Treasurer/Secretary since 1977. Prior to 1997, Ms. Pratz served as Chief Administrative Officer since 1988. In addition, Ms. Pratz has served as a member of the Company's Board of Directors from 1976 until January 2001. Ms. Pratz holds a Bachelor's degree in Business Administration from New Mexico State University.

ITEM 11. EXECUTIVE COMPENSATION

         No employee or officer of Bowlin Travel Centers has entered into an employment agreement with Bowlin Travel Centers, nor do we anticipate entering into any employment agreements in the future.

         The following table summarizes all compensation paid by Bowlin Travel Centers, Inc. to its Chief Executive Officer and Chief Operating Officer for services rendered to Bowlin Travel Centers, Inc. during the fiscal years ended January 31, 2002, 2001 and 2000. The Company has no other executive officer whose total annual salary and bonus paid to them by Bowlin Travel Centers, Inc. exceeded $100,000. All information set forth in this table reflects compensation earned by these individuals for services with Bowlin Travel Centers.

                                                                        |  LONG TERM  |
                                                                        |COMPENSATION |
                                               ANNUAL COMPENSATION      |   AWARDS    |
                                          ----------------------------- |------------ |
                                                              OTHER     | SECURITIES  |
                                                              ANNUAL    |  UNDERLYING | ALL OTHER
                                FISCAL    SALARY    BONUS    COMPENSA-  |   OPTIONS/  | COMPENSA-
 NAME AND PRINCIPAL POSITION     YEAR     ($)(1)     ($)      TION ($)  |   SARS (#)  |  TION ($)
 ----------------------------   ------   --------   -----   ----------- | ----------- | ---------
 Michael L. Bowlin               2002     116,300     --     15,974 (2) |      --     |     --
    Chairman of the Board,       2001     195,000     --     17,304 (2) |      --     |     --
    President, CEO &             2000     195,000     --     17,779 (2) |      --     |     --
    Director                                                            |             |
                                                                        |             |
 C. Christopher Bess             2002      84,008     --      2,400 (3) |      --     |     --
    Executive Vice President,    2001     145,000     --      3,142 (3) |      --     |     --
    COO & Director               2000     145,000     --      4,143 (3) |      --     |     --
                                                                        |             |
 ----------------------------

(1) Includes amounts deferred at the election of the CEO and COO to be contributed to his 401(k) Profit Sharing Plan account.

(2) Amount for 2002 includes (i) $2,216 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $7,758 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,000 for Mr. Bowlin's car allowance. Amount for 2001 includes (i) $3,699 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $7,105 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin's use of a company owned vehicle. Amount for 2000 includes (i) $1,950 of Bowlin's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $11,506 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $4,323 for Mr. Bowlin's use of a company owned vehicle

(3) Amount for 2002 includes (i) $2,400 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account. Amount for 2001 includes (i) $2,875 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $267 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner. Amount for 2000 includes (i) $1,700 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bess' 401(k) Profit Sharing Plan account; and (ii) $2,443 for premiums on term life, auto and disability insurance policies of which Mr. Bess or his wife is the owner.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of January 31, 2002, there were 4,583,348 shares of Bowlin Outdoor common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

                                            AMOUNT AND NATURE OF      PERCENT OF
     NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(2)     CLASS(3)
     -------------------------             -----------------------    ----------
     Michael L. Bowlin (5)(1)                     1,646,013             35.9%

     C. Christopher Bess (6)(1)                     368,623              8.0%

     William J. McCabe(1)                            64,548              1.4%

     Nina J. Pratz(1)                               116,802              2.5%

     Monica A. Bowlin (7)(1)                      1,646,013             35.9%

     The Francis W. McClure and
     Evelyn Hope McClure Revocable
     Trust (8)(1)                                   371,695              8.1%

     Jonathan Brooks(2)                             535,200             11.7%

     All directors and executive officers
     as a group(4 persons)(5)(6)(7)               2,195,986             47.9%

     -----------------------------------------

(1) Address is c/o Bowlin Travel Centers, Inc., 150 Louisiana NE, Albuquerque, NM, 87108.

(2)  Address is 1999 Avenue of the Stars, Suite 2040, Los Angeles, CA, 90067.

(3) Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as shown beneficially owned by them.

(4) The shares and percentages shown include the shares of common stock actually owned as of April 20, 2002.

(5) Includes 425,687 shares held by Mr. Bowlin's wife and 171,332 shares held by each of three daughters. Mr. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of his daughters.

(6) Includes 48,006 shares held by Mr. Bess' wife and 26,623 shares held by Mr. Bess' minor daughter.

(7) Includes 706,330 shares held by Mrs. Bowlin's husband and 171,332 shares held by each of her three daughters. Mrs. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of her daughters.

(8) Francis W. McClure and Evelyn Hope McClure are the natural persons who control The Francis W. McClure and Evelyn Hope McClure Revocable Trust. Evelyn Hope McClure is the sister of Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer of Bowlin Travel Centers.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

WHOLESALING TO RELATIVE OF OFFICER AND DIRECTOR AND STOCKHOLDER OF BOWLIN TRAVEL CENTERS

         Wholesale gasoline distribution sales were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company. The sales with the associated cost of goods and gross profit consist of the following at
January:

                                      2002           2001           2000
                                  -----------    -----------    -----------

         Gross sales              $ 1,311,206      1,433,398      1,328,418
         Cost of goods sold         1,257,959      1,380,472      1,264,169
                                  -----------    -----------    -----------

         Gross profit             $    53,247         52,926         64,249
                                  ===========    ===========    ===========


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits as indexed below are included as part of this Form 10-K.

(b)      Reports on Form 8-K

         A current report on Form 8-K was filed on May 11, 2001, disclosing a change in the Company's principal accountants.


                                INDEX TO EXHIBITS
EXHIBIT

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

                                           Bowlin Travel Centers Inc

                                       By: /s/ MICHAEL L. BOWLIN
                                           -------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer
Date:    April 26, 2002


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                SIGNATURE                                      DATE

By: /s/ MICHAEL L. BOWLIN                                 April 26, 2002
    ----------------------------------------------
     Michael L. Bowlin, Chairman of the Board,
     President, CEO and Director (Principal
     Executive Officer)

By: /s/ WILLIAM J. MCCABE                                 April 26, 2002
    ----------------------------------------------
     Senior Vice President, Management Information
     Systems, Secretary, Treasurer and Director

By: /s/ NINA J. PRATZ                                     April 26, 2002
    -----------------------------------------------
     Chief Financial Officer

By: /s/ C. CHRISTOPHER BESS                               April 26, 2002
    -----------------------------------------------
     C. Christopher Bess, Director