Form 10-Q
period 2002-04-30
BOWLIN TRAVEL CENTERS INC
filed 2002-06-12
CIK 1124653

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 30, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________


                        Commission File Number 000-31701

                           BOWLIN TRAVEL CENTERS, INC.
             (Exact name of registrant as specified in its charter)


                    NEVADA                                85-0473277
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
               or organization)

150 LOUISIANA NE, ALBUQUERQUE, NM                           87108
(Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code: 505-266-5985

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 12, 2002, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

         Condensed Balance Sheets as of April 30, 2002
         and January 31, 2002...........................................    2

         Condensed Statements of Income for the Three
         Months Ended April 30, 2002 and 2001...........................    3

         Condensed Statements of Cash Flows for the
         Three Months Ended April 30, 2002 and 2001.....................    4

         Notes to the Condensed Financial Statements....................    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    5

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk....................................................    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    8

Item 2.  Changes in Securities and Use of Proceeds......................    8

Item 3   Defaults Upon Senior Securities................................    8

Item 4.  Submission of Matters to a Vote of Security Holders............    8

Item 5.  Other Information..............................................    8

Item 6.  Exhibits and Reports on Form 8-K...............................    8

         Signatures.....................................................    8

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   APRIL 30,     JANUARY 31,
                                                                     2002           2002
                                                                  (Unaudited)
                                                                  -----------    -----------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                    $     2,833    $     2,671
     Accounts receivable                                                  270            267
     Accounts receivable, related parties                                   8              3
     Inventories                                                        2,900          2,996
     Prepaid expenses                                                     197            280
     Mortgages receivable, current maturities                               4              4
     Notes receivable, related parties                                     36             39
                                                                   ----------    -----------
          Total current assets                                          6,248          6,260

Property & equipment, net                                               9,290          9,397
Intangible assets, net                                                    269            278
Interest receivable                                                        35             27
Mortgages receivable                                                      340            341
Notes receivable                                                          227            229
                                                                   ----------    -----------
          Total assets                                             $   16,409    $    16,532
                                                                   ==========    ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                              $    1,007    $       989
     Current installments of long-term debt                               625            709
     Accrued liabilities                                                  339            246
     Deferred revenue                                                      17             33
                                                                   ----------    -----------
          Total current liabilities                                     1,988          1,977

Deferred income taxes                                                     626            626
Long-term debt, less current installments                               3,814          3,976
                                                                   ----------    -----------
          Total liabilities                                             6,428          6,579
                                                                   ----------    -----------
Stockholders' equity:
     Preferred stock, $0.001 par value; 1,000,000 shares
       authorized, none issued or outstanding at April 30, 2002
       and January 31, 2002                                                --             --
     Common stock, $.001 par value; 10,000,000 shares
       authorized, 4,583,348 issued and outstanding at
       April 30, 2002 and January 31, 2002                                  5              5
     Additional paid in capital                                         9,775          9,775
     Retained earnings                                                    201            173
                                                                   ----------    -----------
          Total stockholders' equity                                    9,981          9,953
                                                                   ----------    -----------
          Total liabilities and stockholders' equity               $   16,409    $    16,532
                                                                   ==========    ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                          THREE MONTHS ENDED
                                                      -------------------------
                                                       APRIL 30,      APRIL 30,
                                                         2002           2001
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Gross sales                                          $     5,285    $     5,748
Less discounts on sales                                       93             88
                                                     -----------    -----------
     Net sales                                             5,192          5,660


Cost of goods sold                                         3,454          3,945
                                                     -----------    -----------
     Gross profit                                          1,738          1,715


General and administrative expenses                       (1,495)        (1,473)
Depreciation and amortization                               (189)          (196)
                                                     -----------    -----------
     Operating income                                         54             46
                                                     -----------    -----------
Non-operating income (expense):

     Interest income                                          27             38
     Gain on sale of property and equipment                    1             --
     Interest expense                                        (57)          (126)
     Miscellaneous income                                      1             --
     Rental income                                            20             23
                                                     -----------    -----------
     Total non-operating income (expense)                     (8)           (65)
                                                     -----------    -----------

     Income (loss) before income taxes                        46            (19)
     Income tax expense (benefit)                             18             (7)
                                                     -----------    -----------
     Net income (loss)                               $        28    $       (12)
                                                     ===========    ===========

     Earnings (loss) per share:
          Weighted average common shares
             outstanding                               4,583,348      4,583,348
                                                     ===========    ===========
          Basic and diluted                          $     0.006    $    (0.003)
                                                     ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    THREE MONTHS ENDED
                                                                -------------------------
                                                                 APRIL 30,      APRIL 30,
                                                                   2002           2001
                                                               (Unaudited)    (Unaudited)
                                                               -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                           $        28    $       (12)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Depreciation and amortization                                 189            196
         Amortization of loan fee                                        7              7
         Gain on sale of property and equipment                         (1)            --
         Deferred income taxes                                          --             (1)
         Changes in operating assets and liabilities, net              266            231
                                                               -----------    -----------
              Net cash provided by operating activities                489            421
                                                               -----------    -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                         --             50
   Purchases of property and equipment, net                            (79)          (247)
   Accrued interest receivable                                          (8)            --
   Mortgages receivable, net                                             1             --
   Notes receivable, net                                                 5             10
                                                               -----------    -----------
              Net cash used in investing activities                    (81)          (187)
                                                               -----------    -----------
Cash flows from financing activities:
   Payments on long-term debt                                         (246)          (133)
                                                               -----------    -----------
              Net cash used in financing activities                   (246)          (133)
                                                               -----------    -----------

Net increase in cash and cash equivalents                              162            101
Cash and cash equivalents at beginning of period                     2,671          4,043
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $     2,833    $     4,144
                                                               ===========    ===========



            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (the Company) as of and for the three months ended April 30, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim  periods.  The  interim  financial  statements  should  be  read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended April 30, 2002 and 2001. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2002.

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

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended April 30 (unaudited and amounts in thousands):

                                                    Three Months Ended
                                                   --------------------
                                                     2002        2001
                                                   --------    --------
          SELECTED STATEMENT OF OPERATIONS DATA:
          (in thousands, except per share data)

          Gross sales                              $  5,285    $  5,748
                                                   ========    ========
          Net income (loss)                        $     28    $    (12)
                                                   ========    ========
          Earnings (loss) per share                $  0.006    $ (0.003)
                                                   ========    ========

                           BOWLIN TRAVEL CENTERS, INC.


COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2002 AND APRIL 30, 2001

Gross sales at the Company's travel centers decreased by 8.1% to $5.285 million for the three months ended April 30, 2002, from $5.748 million for the three months ended April 30, 2001. Merchandise sales increased 5.7% to $2.204 million for the three months ended April 30, 2002, from $2.086 million for the three months ended April 30, 2001. The increase is primarily due to new sales incentive programs in the current fiscal year. Gasoline sales decreased 23.3% to $2.130 million for the three months ended April 30, 2002, from $2.778 million for the same period in 2001. Restaurant sales decreased 6.6% to $498,000 for the three months ended April 30, 2002, from $533,000 for the three months ended April 30, 2001. The decreases are primarily due to decreases in gasoline sales as a result of a general decline in highway travel and the sale of two of the Company's travel centers in the prior fiscal year. Wholesale gasoline sales to independent retailers increased 29.1% to $453,000 for the three months ended April 30, 2002, from $351,000 for the three months ended April 30, 2001, due to additional wholesale locations.

Cost of goods sold decreased 12.4% to $3.454 million for the three months ended April 30, 2002, from $3.945 million for the three months ended April 30, 2001. Merchandise cost of goods increased 4.7% to $940,000 for the three months ended April 30, 2002, from $898,000 for the three months ended April 30, 2001. The increase directly corresponds to the increase in merchandise sales. Gasoline cost of goods decreased 24.5% to $1.931 million for the three months ended April 30, 2002, from $2.556 million for the three months ended April 30, 2001. Restaurant cost of goods decreased 5.3% to $142,000 for the three months ended April 30, 2002, from $150,000 for the three months ended April 30, 2001. The decreases are attributable to the decrease in gasoline sales impacted by a general decline in highway travel as well as the divestiture of two travel centers in the prior fiscal year. Wholesale gasoline cost of goods increased 29.3% to $441,000 for the three months ended April 30, 2002, from $341,000 for the three months ended April 30, 2001 due to additional wholesale locations. Cost of goods sold as a percentage of gross revenues improved for the three months ended April 30, 2002 to 65.4%, as compared to 68.6% for the three months ended April 30, 2001.

Gross profit increased 1.3% to $1.738 million for the three months ended April 30, 2002, from $1.715 million for the three months ended April 30, 2001. The increase is primarily attributable to improved management of cost of goods, partially offset by the presence of the two retail locations in the prior period.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 1.5% to $1.495 million for the three months ended April 30, 2002, from $1.473 million for the three months ended April 30, 2001. The increase is primarily due to higher salaries, bonuses and commissions for travel center personnel as a result of the new sales incentive programs as well as higher repairs and maintenance.

Depreciation and amortization expense decreased 3.6% to $189,000 for the three months ended April 30, 2002 from $196,000 for the three months ended April 30, 2001. The decrease is associated with the divestiture of two travel centers in the prior fiscal year.

The above factors contributed to an overall increase in operating income of 17.4% to $54,000 for the three months ended April 30, 2002, from $46,000 for the three months ended April 30, 2001.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 28.9% to $27,000 for the three months ended April 30, 2002, from

                           BOWLIN TRAVEL CENTERS, INC.


$38,000 for the three months ended April 30, 2001. The decrease is due to lower cash balances in the current period as well as lower interest rates. Gain on the sale of property and equipment was $1,000 for the three months ended April 30, 2002 with no gain or loss reported for the three months ended April 30, 2001. Rental income decreased 13.0% to $20,000 for the three months ended April 30, 2002, from $23,000 the three months ended April 30, 2001. Interest expense decreased 54.8% to $57,000 for the three months ended April 30, 2002, from $126,000 for the three months ended April 30, 2001. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes increased 342.1% to $46,000 for the three months ended April 30, 2002, compared to a loss of $19,000 for the three months ended April 30, 2001. As a percentage of gross revenues, income before income taxes was 0.9% for the three months ended April 30, 2002, compared to a loss before income taxes of 0.3% for the three months ended April 30, 2001.

For the three months ended April 30, 2002 there was income tax expense of $18,000, compared to an income tax benefit of $7,000 for the three months ended April 30, 2001.

The foregoing factors contributed to net income for the three months ended April 30, 2002 of $28,000 compared to a net loss of $12,000 for the three months ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2002, the Company had working capital of $4.260 million and a current ratio of 3.1:1, compared to working capital of $4.283 million and a current ratio of 3.2:1 as of January 31, 2002. Net cash provided by operating activities was $489,000 for the three months ended April 30, 2002, compared to $421,000 for the three months ended April 30, 2001. Net cash provided in the current period is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities. Net cash provided for the three months ended April 30, 2001 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities.

Net cash used in investing activities for the three months ended April 30, 2002 was $81,000, of which $79,000 was used for purchases of property and equipment. For the three months ended April 30, 2001, net cash used in investing activities was $187,000, of which $247,000 was used for purchases of property and equipment, partially offset by proceeds of $50,000 and notes receivable, net.

Net cash used in financing activities for the three months ended April 30, 2002 was $246,000, which were payments on long-term debt. For the three months ended April 30, 2001, net cash used in financing activities was $133,000, which were payments on long-term debt.

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

          (a).  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     June 12, 2002
                                       Bowlin Travel Centers, Inc.


                                       /s/ MICHAEL L. BOWLIN
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer


                                       /s/ NINA J. PRATZ
                                       -----------------------------------------
                                       Nina J. Pratz, Chief Financial Officer