Form 10-Q
period 2002-07-31
BOWLIN TRAVEL CENTERS INC
filed 2002-09-12
CIK 1124653

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to _____________

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 12, 2002, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION                                            Page No

Item 1.    Financial Statements

           Condensed Balance Sheets as of July 31, 2002
           and January 31, 2002..........................................    2

           Condensed Statements of Income for the Three Months
           and Six Months Ended July 31, 2002 and 2001...................    3

           Condensed Statements of Cash Flows for the Six
           Months Ended July 31, 2002 and 2001...........................    4

           Notes to the Condensed Financial Statements...................    5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    5

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk...................................................    9

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................    9

Item 2.    Changes in Securities and Use of Proceeds.....................    9

Item 3     Defaults Upon Senior Securities...............................    9

Item 4.    Submission of Matters to a Vote of Security Holders...........    9

Item 5.    Other Information.............................................    9

Item 6.    Exhibits and Reports on Form 8-K..............................    9

           Signatures....................................................   10

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                           BOWLIN TRAVEL CENTERS, INC.

                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                          July 31,   January 31,
                                                            2002        2002
                                                        (Unaudited)
                                                        -----------  -----------
                   Assets

Current assets:
   Cash and cash equivalents                            $     3,445  $     2,671
   Accounts receivable                                          256          267
   Accounts receivable, related parties                           7            3
   Inventories                                                2,634        2,996
   Prepaid expenses                                             289          280
   Mortgages receivable, current maturities                       3            4
   Notes receivable                                              33           39
                                                        -----------  -----------
       Total current assets                                   6,667        6,260

Property & equipment, net                                     9,209        9,397
Intangible assets, net                                          259          278
Interest receivable                                              11           27
Mortgages receivable                                            340          341
Notes receivable                                                218          229
                                                        -----------  -----------
       Total assets                                     $    16,704  $    16,532
                                                        ===========  ===========
          Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                     $     1,018  $       989
   Current installments of long-term debt                       632          709
   Accrued liabilities                                          354          246
   Deferred revenue                                               6           33
   Income taxes payable                                          66           --
                                                        -----------  -----------
       Total current liabilities                              2,076        1,977

Deferred income taxes                                           618          626
Long-term debt, less current installments                     3,654        3,976
                                                        -----------  -----------
       Total liabilities                                      6,348        6,579
                                                        -----------  -----------
Stockholders' equity:
   Preferred stock, $0.001 par value; 1,000,000 shares
     authorized, none issued or outstanding at July 31,
     2002 and January 31, 2002                                   --           --
   Common stock, $.001 par value; 10,000,000 shares
     authorized, 4,583,348 issued and outstanding at
     July 31, 2002 and January 31, 2002                           5            5
   Additional paid in capital                                 9,775        9,775
   Retained earnings                                            576          173
                                                        -----------  -----------
       Total stockholders' equity                            10,356        9,953
                                                        -----------  -----------
       Total liabilities and stockholders' equity       $    16,704  $    16,532
                                                        ===========  ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                            Three Months Ended            Six Months Ended
                                        --------------------------    --------------------------

                                          July 31,       July 31,       July 31,       July 31,
                                           2002           2001           2002           2001
                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                        -----------    -----------    -----------    -----------
Gross sales                             $     6,845    $     7,249    $    12,130    $    12,997
Less discounts on sales                         120            117            212            205
                                        -----------    -----------    -----------    -----------
       Net sales                              6,725          7,132         11,918         12,792

Cost of goods sold                            4,368          4,864          7,821          8,809
                                        -----------    -----------    -----------    -----------
       Gross profit                           2,357          2,268          4,097          3,983


General and administrative expenses          (1,628)        (1,580)        (3,122)        (3,053)
Depreciation and amortization                  (184)          (188)          (373)          (384)
                                        -----------    -----------    -----------    -----------
       Operating income                         545            500            602            546

Non-operating income (expense):

       Interest income                           28             40             54             78
       Gain on sale of property and
       equipment                                  3              3              5              3
       Interest expense                         (57)          (107)          (115)          (233)
       Miscellaneous income                      39             --             40             --
       Rental income                             23             23             43             45
                                        -----------    -----------    -----------    -----------
       Total non-operating income
       (expense)                                 36            (41)            27           (107)
                                        -----------    -----------    -----------    -----------

Income before income taxes                      581            459            629            439
Income taxes                                    208            175            226            169
                                        -----------    -----------    -----------    -----------
Net income                             $        373    $       284    $       403    $       270
                                       ============    ===========    ===========    ===========
Earnings per share:
      Basic and diluted                $       0.08    $      0.06    $      0.09    $      0.06
                                       ============    ===========    ===========    ===========
Weighted average common shares
      outstanding                         4,583,348      4,583,348      4,583,348      4,583,348
                                       ============    ===========    ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the Six Months Ended
                                                            --------------------------

                                                              July 31,       July 31,
                                                                2002           2001
                                                            (Unaudited)    (Unaudited)
                                                            -----------    -----------
Cash flows from operating activities:
   Net income                                               $       403    $       270
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                              373            384
         Amortization of loan fee                                    14             13
         Gain on sale of property and equipment                      (5)            (3)
         Deferred income taxes                                       (8)           (26)
         Changes in operating assets and liabilities, net           536            259
                                                            -----------    -----------
             Net cash provided by operating activities            1,313            897
                                                            -----------    -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                       4             53
   Purchases of property and equipment, net                        (179)          (464)
   Accrued interest receivable                                       16             --
   Mortgages receivable, net                                          2             --
   Notes receivable, net                                             17            (10)
                                                            -----------    -----------
             Net cash used in investing activities                 (140)          (421)
                                                            -----------    -----------
Cash flows from financing activities:
   Payments on long-term debt                                      (399)          (373)
                                                            -----------    -----------
             Net cash used in financing activities                 (399)          (373)
                                                            -----------    -----------

Net increase in cash and cash equivalents                           774            103
Cash and cash equivalents at beginning of period                  2,671          4,043
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $     3,445    $     4,146
                                                            ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (the Company) as of and for the three months and six months ended July 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended July 31, 2002 and 2001. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2002.

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

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months and six months ended July 31 (unaudited and amounts in thousands):

                                        Three Months Ended     Six Months Ended
                                        ------------------    ------------------
                                          2002      2001        2002       2001
                                        -------    -------    -------    -------
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales                             $ 6,845    $ 7,249    $12,130    $12,997
                                        =======    =======    =======    =======
Net income                              $   373    $   284    $   403    $   270
                                        =======    =======    =======    =======
Earnings per share                      $  0.08    $  0.06    $  0.09    $  0.06
                                        =======    =======    =======    =======

                           BOWLIN TRAVEL CENTERS, INC.


COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2002 AND JULY 31, 2001

Gross sales at the Company's travel centers decreased by 5.6% to $6.845 million for the three months ended July 31, 2002, from $7.249 million for the three months ended July 31, 2001. Merchandise sales increased 7.2% to $3.087 million for the three months ended July 31, 2002, from $2.881 million for the three months ended July 31, 2001. The increase is primarily due to new sales incentive programs in the current fiscal year as well as more efficient sales management. Gasoline sales decreased 15.4% to $2.560 million for the three months ended July 31, 2002, for $3.025 million for the same period in 2001. The decrease is primarily due to price decreases for the three months ended July 31, 2002, compared to July 31, 2001 prices. Restaurant sales increased 2.2% to $604,000 for the three months ended July 31, 2002, from $591,000 for the three months ended July 31, 2001. The increase is due to new sales incentive programs in the current fiscal year as well as upgrades to facilities. Wholesale gasoline sales to independent retailers decreased 21.0% to $594,000 for the three months ended July 31, 2002, from $752,000 for the three months ended July 31, 2001 primarily due to price decreases for the three months ended July 31, 2002, compared to July 31, 2001 prices.

Cost of goods sold decreased 10.2% to $4.368 million for the three months ended July 31, 2002, from $4.864 million for the three months ended July 31, 2001. Merchandise cost of goods increased 6.1% to $1.306 million for the three months ended July 31, 2002, from $1.231 million for the three months ended July 31, 2001. The increase directly corresponds to the increase in merchandise sales. Gasoline cost of goods decreased 15.6% to $2.309 million for the three months ended July 31, 2002, from $2.737 million for the three months ended July 31, 2001. The decrease is primarily attributable to price decreases for the three months ended July 31, 2002, compared to July 31, 2001 prices. Restaurant cost of goods decreased 3.0% to $164,000 for the three months ended July 31, 2002, from $169,000 for the three months ended July 31, 2001. The decrease is a result of more efficient management of costs. Wholesale gasoline cost of goods decreased 19.0% to $589,000 for the three months ended July 31, 2002, from $727,000 for the three months ended July 31, 2001, primarily due to prices decreases for the three months ended July 31, 2002, compared to July 31, 2001 prices. Cost of goods sold as a percentage of gross revenues improved for the three months ended July 31, 2002 to 63.8%, as compared to 67.1% for the three months ended July 31, 2001.

Gross profit increased 3.9% to $2.357 million for the three months ended July 31, 2002, from $2.268 million for the three months ended July 31, 2001. The increase is primarily attributable to improved management of cost of goods as well as improved merchandise mix.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 3.0% to $1.628 million for the three months ended July 31, 2002, from $1.580 million for the three months ended July 31, 2001. The increase is primarily due to higher salaries, bonuses and commissions for travel center personnel as a result of the new sales incentive programs as well as higher repairs and maintenance.

Depreciation and amortization expense decreased 2.1% to $184,000 for the three months ended July 31, 2002 from $188,000 for the three months ended July 31, 2001. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall increase in operating income of 9.0% to $545,000 for the three months ended July 31, 2002, from $500,000 for the three months ended July 31, 2001.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 30.0% to $28,000 for the three months ended July 31, 2002, from $40,000 for the three months ended July 31, 2001. The decrease is due to lower cash balances in the current period as well as lower interest rates. Gain on the sale of property and equipment was $3,000 for the three months ended July 31, 2002 and for the three months ended July 31, 2001. Rental income was $23,000 for both the three months ended July 31, 2002 and the three months ended July 31, 2001. Interest expense decreased 46.7% to $57,000 for the three months ended July 31, 2002, from $107,000 for the three months ended July 31, 2001. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes increased 26.6% to $581,000 for the three months ended July 31, 2002, compared to $459,000 for the three months ended July 31, 2001. As a percentage of gross revenues, income before income taxes was 8.5% for the three months ended July 31, 2002, compared to 6.3% for the three months ended July 31, 2001.

Income tax expense increased 18.9% to $208,000 for the three months ended July 31, 2002, compared to $175,000 for the three months ended July 31, 2001 as a result of higher pre-tax income.

The foregoing factors contributed to net income for the three months ended July 31, 2002 of $373,000 compared to a net income of $284,000 for the three months ended July 31, 2001.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2002 AND JULY 31, 2001

Gross sales at the Company's travel centers decreased by 6.7% to $12.130 million for the six months ended July 31, 2002, from $12.997 million for the six months ended July 31, 2001. Merchandise sales increased 6.3% to $5.282 million for the six months ended July 31, 2002, from $4.968 million for the six months ended July 31, 2001. The increase is primarily due to new sales incentive programs in the current fiscal year as well as more efficient sales management. Gasoline sales decreased 19.2% to $4.689 million for the six months ended July 31, 2002, from $5.802 million for the same period in 2001. The decrease is primarily due to price decreases for the six months ended July 31, 2002, compared to July 31, 2001 prices. Restaurant sales decreased 2.0% to $1.102 million for the six months ended July 31, 2002, from $1.124 million for the six months ended July 31, 2001. Wholesale gasoline sales to independent retailers decreased 4.2% to $1.057 million for the six months ended July 31, 2002, from $1.103 million for the six months ended July 31, 2001. The decrease is primarily due to price decreases for the six months ended July 31, 2002, compared to July 31, 2001 prices.

Cost of goods sold decreased 11.2% to $7.821 million for the six months ended July 31, 2002, from $8.809 million for the six months ended July 31, 2001. Merchandise cost of goods increased 5.4% to $2.243 million for the six months ended July 31, 2002, from $2.129 million for the six months ended July 31, 2001. The increase directly corresponds to the increase in merchandise sales. Gasoline cost of goods decreased 19.9% to $4.240 million for the six months ended July 31, 2002, from $5.293 million for the six months ended July 31, 2001. The decrease is primarily due to price decreases for the six months ended July 31, 2002, compared to July 31, 2001 prices. Restaurant cost of goods decreased 3.4% to $308,000 for the six months ended July 31, 2002, from $319,000 for the six months ended July 31, 2001. Wholesale gasoline cost of goods decreased 3.6% to $1.030 million for the six months ended July 31, 2002, from $1.068 million for the six months ended July 31, 2001. The decrease is primarily due to price decreases for the six months ended July 31, 2002, compared to July 31, 2001 prices. Cost of goods sold as a percentage of gross revenues improved for the six months ended July 31, 2002 to 64.5%, as compared to 67.8% for the six months ended July 31, 2001.

                           BOWLIN TRAVEL CENTERS, INC.


Gross profit increased 2.9% to $4.097 million for the six months ended July 31, 2002, from $3.983 million for the six months ended July 31, 2001. The increase is primarily attributable to improved management of cost of goods as well as improved merchandise mix.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 2.3% to $3.122 million for the six months ended July 31, 2002, from $3.053 million for the six months ended July 31, 2001. The increase is primarily due to higher salaries, bonuses and commissions for travel center personnel as a result of the new sales incentive programs as well as higher repairs and maintenance.

Depreciation and amortization expense decreased 2.9% to $373,000 for the six months ended July 31, 2002 from $384,000 for the six months ended July 31, 2001. The decrease is associated to certain assets becoming fully depreciated.

The above factors contributed to an overall increase in operating income of 10.3% to $602,000 for the six months ended July 31, 2002, from $546,000 for the six months ended July 31, 2001.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 30.8% to $54,000 for the six months ended July 31, 2002, from $78,000 for the six months ended July 31, 2001. The decrease is due to lower cash balances in the current period as well as lower interest rates. Gain on the sale of property and equipment was $5,000 for the six months ended July 31, 2002, compared to $3,000 for the six months ended July 31, 2001. Rental income decreased 4.4% to $43,000 for the six months ended July 31, 2002, from $45,000 the six months ended July 31, 2001. Interest expense decreased 50.6% to $115,000 for the six months ended July 31, 2002, from $233,000 for the six months ended July 31, 2001. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes increased 43.3% to $629,000 for the six months ended July 31, 2002, compared to income before income taxes of $439,000 for the six months ended July 31, 2001. As a percentage of gross revenues, income before income taxes was 5.2% for the six months ended July 31, 2002, compared to 3.4% for the six months ended July 31, 2001.

Income tax expense increased 33.7% to $226,000 for the three months ended July 31, 2002, compared to $169,000 for the three months ended July 31, 2001 as a result of higher pre-tax income.

The foregoing factors contributed to net income for the six months ended July 31, 2002 of $403,000 compared to $270,000 for the six months ended July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2002, the Company had working capital of $4.591 million and a current ratio of 3.2:1, compared to working capital of $4.283 million and a current ratio of 3.2:1 as of January 31, 2002. Net cash provided by operating activities was $1.313 million for the six months ended July 31, 2002, compared to $897,000 for the six months ended July 31, 2001. Net cash provided in the current period is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities. Net cash provided for the six months ended July 31, 2001 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities.

                           BOWLIN TRAVEL CENTERS, INC.


Net cash used in investing activities for the six months ended July 31, 2002 was $140,000, of which $179,000 was used for purchases of property and equipment, partially offset by notes and interest receivable. For the six months ended July 31, 2001, net cash used in investing activities was $421,000, of which $464,000 was used for purchases of property and equipment, partially offset by proceeds of $53,000.

Net cash used in financing activities for the six months ended July 31, 2002 was $399,000, which were payments on long-term debt. For the six months ended July 31, 2001, net cash used in financing activities was $373,000, which were payments on long-term debt.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities and Use of Proceeds.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a).  99.1  Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002.

                           BOWLIN TRAVEL CENTERS, INC.


Signatures

Date:     September 12, 2002

                                       /s/ Michael L. Bowlin
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer


                                       /s/ Nina J. Pratz
                                       -----------------------------------------
                                       Nina J. Pratz, Chief Financial Officer

                           BOWLIN TRAVEL CENTERS, INC.


                                  CERTIFICATION

I, Michael L. Bowlin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bowlin Travel Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 12, 2002

                                       /s/ Michael L. Bowlin
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer


                                  CERTIFICATION

I, Nina J. Pratz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bowlin Travel Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 12, 2002

                                       /s/ Nina J. Pratz
                                       -----------------------------------------
                                       Nina J. Pratz, Chief Financial Officer