Form 10-Q
period 2002-10-31
BOWLIN TRAVEL CENTERS INC
filed 2002-12-11
CIK 1124653

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2002

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________

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


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 11, 2002, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                           Page No
                                                                         -------
Item 1.  Financial Statements

         Condensed Balance Sheets as of October 31, 2002
         and January 31, 2002............................................    2

         Condensed Statements of Income for the Three Months
         and Nine Months Ended October 31, 2002 and 2001.................    3

         Condensed Statements of Cash Flows for the Nine
         Months Ended October 31, 2002 and 2001..........................    4

         Notes to the Condensed Financial Statements.....................    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    5

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.....................................................    9

Item 4.  Controls and Procedures.........................................    9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   10

Item 2.  Changes in Securities and Use of Proceeds.......................   10

Item 3   Defaults Upon Senior Securities.................................   10

Item 4.  Submission of Matters to a Vote of Security Holders.............   10

Item 5.  Other Information...............................................   10

Item 6.  Exhibits and Reports on Form 8-K................................   10

         Signatures......................................................   10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                        October 31,  January 31,
                                                           2002         2002
                                                        (Unaudited)
                                                        -----------  -----------
                      ASSETS

Current assets:
   Cash and cash equivalents                            $     3,134  $     2,671
   Accounts receivable                                          127          267
   Accounts receivable, related parties                           5            3
   Inventories                                                2,806        2,996
   Prepaid expenses                                             282          280
   Mortgages receivable, current maturities                       4            4
   Notes receivable                                              39           39
                                                        -----------  -----------
        Total current assets                                  6,397        6,260

Property & equipment, net                                     9,316        9,397
Intangible assets, net                                          250          278
Interest receivable                                              21           27
Mortgages receivable                                            338          341
Notes receivable                                                204          229
                                                        -----------  -----------
        Total assets                                    $    16,526  $    16,532
                                                        ===========  ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $     1,006  $       989
   Current installments of long-term debt                       637          709
   Accrued liabilities                                          340          246
   Deferred revenue                                              47           33
   Income taxes payable                                           5           --
                                                        -----------  -----------
        Total current liabilities                             2,035        1,977

Deferred income taxes                                           612          626
Long-term debt, less current installments                     3,495        3,976
                                                        -----------  -----------
        Total liabilities                                     6,142        6,579
                                                        -----------  -----------

Stockholders' equity:
   Preferred stock, $0.001 par value; 1,000,000
     shares authorized, none issued or outstanding
     at October 31, 2002 and January 31, 2002                    --           --
   Common stock, $.001 par value; 10,000,000 shares
     authorized, 4,583,348 issued and outstanding at
     October 31, 2002 and January 31, 2002                        5            5
   Additional paid in capital                                 9,775        9,775
   Retained earnings                                            604          173
                                                        -----------  -----------
        Total stockholders' equity                           10,384        9,953
                                                        -----------  -----------
        Total liabilities and stockholders' equity      $    16,526  $    16,532
                                                        ===========  ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                             Three Months Ended             Nine Months Ended
                                         --------------------------    --------------------------
                                         October 31,    October 31,    October 31,    October 31,
                                            2002           2001           2002           2001
                                         (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                         -----------    -----------    -----------    -----------
Gross sales                              $     5,334    $     5,667    $    17,464    $    18,664
Less discounts on sales                          102            114            314            319
                                         -----------    -----------    -----------    -----------
       Net sales                               5,232          5,553         17,150         18,345

Cost of goods sold                             3,449          3,859         11,271         12,668
                                         -----------    -----------    -----------    -----------
       Gross profit                            1,783          1,694          5,879          5,677

General and administrative expenses           (1,546)        (1,542)        (4,667)        (4,595)
Depreciation and amortization                   (183)          (185)          (556)          (569)
                                         -----------    -----------    -----------    -----------
       Operating income (loss)                    54            (33)           656            513

Non-operating income (expense):
       Interest income                            30             31             84            109
       Gain (loss) on sale of property
       and equipment                              --             22             (2)            24
       Interest expense                          (56)           (93)          (170)          (326)
       Miscellaneous income                       --              6             46              6
       Rental income                              22             21             66             67
                                         -----------    -----------    -----------    -----------
       Total non-operating income
       (expense)                                  (4)           (13)            24           (120)
                                         -----------    -----------    -----------    -----------

Income (loss) before income taxes                 50            (46)           680            393
Income tax expense (benefit)                      23            (17)           249            152
                                         -----------    -----------    -----------    -----------
Net income (loss)                        $        27    $       (29)   $       431    $       241
                                         ===========    ===========    ===========    ===========

Earnings (loss) per share:
      Basic and diluted                  $      0.01    $     (0.01)   $      0.09    $      0.05
                                         ===========    ===========    ===========    ===========
      Weighted average common shares
      outstanding                          4,583,348      4,583,348      4,583,348      4,583,348
                                         ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              For the Nine Months Ended
                                                            -----------------------------
                                                            October 31,       October 31,
                                                               2002              2001
                                                            (Unaudited)       (Unaudited)
                                                            -----------       -----------
Cash flows from operating activities:
   Net income                                               $       431       $       241
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                              556               569
         Amortization of loan fee                                    21                20
         Loss (gain) on sale of property and equipment                2               (24)
         Deferred income taxes                                      (14)              (28)
         Changes in operating assets and liabilities, net           456               169
                                                            -----------       -----------
                Net cash provided by operating activities         1,452               947
                                                            -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of assets                                       4                57
   Purchases of property and equipment, net                        (474)             (509)
   Accrued interest receivable                                        6                --
   Mortgages receivable, net                                          3                --
   Notes receivable, net                                             25               (11)
                                                            -----------       -----------
                Net cash used in investing activities              (436)             (463)
                                                            -----------       -----------
Cash flows from financing activities:
   Payments on long-term debt                                      (553)             (532)
                                                            -----------       -----------
                Net cash used in financing activities              (553)             (532)
                                                            -----------       -----------
Net increase in cash and cash equivalents                           463               (48)
Cash and cash equivalents at beginning of period                  2,671             4,043
                                                            -----------       -----------

Cash and cash equivalents at end of period                  $     3,134       $     3,995
                                                            ===========       ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (the Company) as of and for the three months and nine months ended October 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended October 31, 2002 and 2001. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2002.

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

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months and nine months ended October 31 (unaudited and amounts in thousands):

                                        Three Months Ended    Nine Months Ended
                                        ------------------   -------------------
                                          2002      2001       2002       2001
                                        --------  --------   --------   --------

SELECTED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

Gross sales                             $ 5,334   $  5,667   $ 17,464   $ 18,664
                                        =======   ========   ========   ========

Net income (loss)                       $    27  ($     29)  $    431   $    241
                                        =======   ========   ========   ========

Earnings per share                      $  0.01  ($   0.01)  $   0.09   $   0.05
                                        =======   ========   ========   ========

                           BOWLIN TRAVEL CENTERS, INC.


COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2002 AND OCTOBER 31, 2001

Gross sales at the Company's travel centers decreased by 5.9% to $5.334 million for the three months ended October 31, 2002, from $5.667 million for the three months ended October 31, 2001. Merchandise sales increased 6.1% to $2.280 million for the three months ended October 31, 2002, from $2.148 million for the three months ended October 31, 2001. The increase is primarily due to new sales incentive programs in the current fiscal year as well as more efficient sales management. Gasoline sales decreased 9.7% to $2.207 million for the three months ended October 31, 2002, from $2.444 million for the same period in 2001. The decrease is primarily due to price decreases for the three months ended October 31, 2002, compared to October 31, 2001 prices. Restaurant sales increased 2.0% to $469,000 for the three months ended October 31, 2002, from $460,000 for the three months ended October 31, 2001. The increase is due to new sales incentive programs in the current fiscal year as well as upgrades to facilities. Wholesale gasoline sales to independent retailers decreased 38.5% to $378,000 for the three months ended October 31, 2002, from $615,000 for the three months ended October 31, 2001 primarily due to price decreases for the three months ended October 31, 2002, compared to October 31, 2001 prices.

Cost of goods sold decreased 10.6% to $3.449 million for the three months ended October 31, 2002, from $3.859 million for the three months ended October 31, 2001. Merchandise cost of goods increased 6.2% to $975,000 for the three months ended October 31, 2002, from $918,000 for the three months ended October 31, 2001. The increase directly corresponds to the increase in merchandise sales. Gasoline cost of goods decreased 9.7% to $1.992 million for the three months ended October 31, 2002, from $2.205 million for the three months ended October 31, 2001. The decrease is primarily attributable to price decreases for the three months ended October 31, 2002, compared to October 31, 2001 prices. Restaurant cost of goods decreased 16.7% to $115,000 for the three months ended October 31, 2002, from $138,000 for the three months ended October 31, 2001. The decrease is a result of more efficient management of costs. Wholesale gasoline cost of goods decreased 38.6% to $367,000 for the three months ended October 31, 2002, from $598,000 for the three months ended October 31, 2001, primarily due to price decreases for the three months ended October 31, 2002, compared to October 31, 2001 prices. Cost of goods sold as a percentage of gross revenues improved for the three months ended October 31, 2002 to 64.7%, as compared to 68.1% for the three months ended October 31, 2001.

Gross profit increased 5.3% to $1.783 million for the three months ended October 31, 2002, from $1.694 million for the three months ended October 31, 2001. The increase is primarily attributable to improved management of cost of goods as well as improved merchandise mix.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 0.3% to $1.546 million for the three months ended October 31, 2002, from $1.542 million for the three months ended October 31, 2001. The increase is primarily due to higher salaries, bonuses and commissions for travel center personnel as a result of the new sales incentive programs as well as higher repairs and maintenance.

Depreciation and amortization expense decreased 1.1% to $183,000 for the three months ended October 31, 2002 from $185,000 for the three months ended October 31, 2001. The decrease is associated with certain assets becoming fully depreciated.

                           BOWLIN TRAVEL CENTERS, INC.


The above factors contributed to an overall increase in operating income of 263.6% to $54,000 for the three months ended October 31, 2002, from a loss of $33,000 for the three months ended October 31, 2001.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 3.2% to $30,000 for the three months ended October 31, 2002, from $31,000 for the three months ended October 31, 2001. The decrease is due to lower cash balances in the current period as well as lower interest rates. There was no loss or gain on the sale of property and equipment for the three months ended October 31, 2002, compared to a gain on the sale of property and equipment of $22,000 for the three months ended October 31, 2001. Rental income was $22,000 for the three months ended October 31, 2002, compared to $21,000 for the three months ended October 31, 2001. Interest expense decreased 39.8% to $56,000 for the three months ended October 31, 2002, from $93,000 for the three months ended October 31, 2001. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes increased 208.7% to $50,000 for the three months ended October 31, 2002, compared to a loss of $46,000 for the three months ended October 31, 2001. As a percentage of gross revenues, income before income taxes was 0.9% for the three months ended October 31, 2002, compared to a loss of 0.8% for the three months ended October 31, 2001.

Income tax expense increased 235.3% to $23,000 for the three months ended October 31, 2002, compared to an income tax benefit of $17,000 for the three months ended October 31, 2001. The increase is a result of higher pre-tax income.

The foregoing factors contributed to net income for the three months ended October 31, 2002 of $27,000 compared to a net loss of $29,000 for the three months ended October 31, 2001.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2002 AND OCTOBER 31, 2001

Gross sales at the Company's travel centers decreased by 6.4% to $17.464 million for the nine months ended October 31, 2002, from $18.664 million for the nine months ended October 31, 2001. Merchandise sales increased 6.3% to $7.561 million for the nine months ended October 31, 2002, from $7.116 million for the nine months ended October 31, 2001. The increase is primarily due to new sales incentive programs in the current fiscal year as well as more efficient sales management. Gasoline sales decreased 16.4% to $6.897 million for the nine months ended October 31, 2002, from $8.246 million for the same period in 2001. The decrease is primarily due to price decreases for the nine months ended October 31, 2002, compared to October 31, 2001 prices. Restaurant sales decreased 0.8% to $1.571 million for the nine months ended October 31, 2002, from $1.584 million for the nine months ended October 31, 2001. Wholesale gasoline sales to independent retailers decreased 16.5% to $1.435 million for the nine months ended October 31, 2002, from $1.718 million for the nine months ended October 31, 2001. The decrease is primarily due to price decreases for the nine months ended October 31, 2002, compared to October 31, 2001 prices.

Cost of goods sold decreased 11.0% to $11.271 million for the nine months ended October 31, 2002, from $12.668 million for the nine months ended October 31, 2001. Merchandise cost of goods increased 5.5% to $3.217 million for the nine months ended October 31, 2002, from $3.048 million for the nine months ended October 31, 2001. The increase directly corresponds to the increase in merchandise sales. Gasoline cost of goods decreased 16.9% to $6.233 million for the nine months ended October 31, 2002, from $7.498 million for the nine months ended October 31, 2001. The decrease is primarily due to price decreases for the nine months ended October 31, 2002, compared to October 31, 2001 prices. Restaurant cost of goods decreased 7.2% to $424,000 for the nine months ended October 31, 2002, from $457,000 for the nine months ended October 31, 2001. Wholesale gasoline cost of goods decreased 16.1% to $1.397 million for the nine

                           BOWLIN TRAVEL CENTERS, INC.


months ended October 31, 2002, from $1.665 million for the nine months ended October 31, 2001. The decrease is primarily due to price decreases for the nine months ended October 31, 2002, compared to October 31, 2001 prices. Cost of goods sold as a percentage of gross revenues improved for the nine months ended October 31, 2002 to 64.5%, as compared to 67.9% for the nine months ended October 31, 2001.

Gross profit increased 3.6% to $5.879 million for the nine months ended October 31, 2002, from $5.677 million for the nine months ended October 31, 2001. The increase is primarily attributable to improved management of cost of goods as well as improved merchandise mix.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 1.6% to $4.667 million for the nine months ended October 31, 2002, from $4.595 million for the nine months ended October 31, 2001. The increase is primarily due to higher salaries, bonuses and commissions for travel center personnel as a result of the new sales incentive programs as well as higher repairs and maintenance.

Depreciation and amortization expense decreased 2.3% to $556,000 for the nine months ended October 31, 2002 from $569,000 for the nine months ended October 31, 2001. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall increase in operating income of 27.9% to $656,000 for the nine months ended October 31, 2002, from $513,000 for the nine months ended October 31, 2001.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 22.9% to $84,000 for the nine months ended October 31, 2002, from $109,000 for the nine months ended October 31, 2001. The decrease is due to lower cash balances in the current period as well as lower interest rates. Loss on the sale of property and equipment was $2,000 for the nine months ended October 31, 2002, compared to a gain on the sale of property and equipment of $24,000 for the nine months ended October 31, 2001. Rental income decreased 1.5% to $66,000 for the nine months ended October 31, 2002, from $67,000 for the nine months ended October 31, 2001. Interest expense decreased 47.9% to $170,000 for the nine months ended October 31, 2002, from $326,000 for the nine months ended October 31, 2001. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes increased 73.0% to $680,000 for the nine months ended October 31, 2002, compared to income before income taxes of $393,000 for the nine months ended October 31, 2001. As a percentage of gross revenues, income before income taxes was 3.9% for the nine months ended October 31, 2002, compared to 2.1% for the nine months ended October 31, 2001.

Income tax expense increased 63.8% to $249,000 for the three months ended October 31, 2002, compared to $152,000 for the three months ended October 31, 2001 as a result of higher pre-tax income.

The foregoing factors contributed to net income for the nine months ended October 31, 2002 of $431,000 compared to $241,000 for the nine months ended October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2002, the Company had working capital of $4.362 million and a current ratio of 3.1:1, compared to working capital of $4.283 million and a

                           BOWLIN TRAVEL CENTERS, INC.


current ratio of 3.2:1 as of January 31, 2002. Net cash provided by operating activities was $1.452 million for the nine months ended October 31, 2002, compared to $947,000 for the nine months ended October 31, 2001. Net cash provided by operating activities in the current period is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities. Net cash provided by operating activities for the nine months ended October 31, 2001 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities.

Net cash used in investing activities for the nine months ended October 31, 2002 was $436,000, consisting of $474,000 which was used for purchases of property and equipment, partially offset by notes and interest receivable. For the nine months ended October 31, 2001, net cash used in investing activities was $463,000, consisting of $509,000 which was used for purchases of property and equipment, partially offset by proceeds of $57,000.

Net cash used in financing activities for the nine months ended October 31, 2002 was $553,000, which were payments on long-term debt. For the nine months ended October 31, 2001, net cash used in financing activities was $532,000, which were payments on long-term debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this quarterly report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in this quarterly report has been made known to them in a timely fashion. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a). 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b). 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 11, 2002

                                      /s/ MICHAEL L. BOWLIN
                                      ------------------------------------------
                                      Michael L. Bowlin, Chairman of the Board,
                                      President and Chief Executive Officer


                                      /s/ NINA J. PRATZ
                                      ------------------------------------------
                                      Nina J. Pratz, Chief Financial Officer

                           BOWLIN TRAVEL CENTERS, INC.


                            CERTIFICATION PURSUANT TO
                           15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


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

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation,

                           BOWLIN TRAVEL CENTERS, INC.


         including   any   corrective   actions   with  regard  to   significant
         deficiencies and material weaknesses.

Date:  December 11, 2002

                                       /s/ MICHAEL L. BOWLIN
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer



                            CERTIFICATION PURSUANT TO
                           15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


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

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                           BOWLIN TRAVEL CENTERS, INC.


               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 11, 2002


                                       /s/ NINA J. PRATZ
                                       -----------------------------------------
                                       Nina J. Pratz, Chief Financial Officer
                                       Bowlin Travel Centers, Inc.