Form 10-K
period 2003-01-31
BOWLIN TRAVEL CENTERS INC
filed 2003-04-23
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

        Title of each class            Name of each exchange on which registered
   COMMON STOCK, $.001 PAR VALUE                       OTC.BB
------------------------------------   -----------------------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at July 31, 2002 was $2,612,712.

The number of shares of Common Stock, $.001 par value, outstanding as of April 16, 2003: 4,583,348

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

RECENT DEVELOPMENTS

         During the past fiscal year, approximately twelve acres of previously undeveloped land in Alamogordo, New Mexico owned by the Company was sub-divided into thirty-five approximately quarter-acre residential lots. The subdivision includes paved roads, sidewalks, fencing, water, sewer and electricity. Two manufactured homes have been purchased and installed and a realtor is listing the property. The Company anticipates sales to begin soon and plans to sell the lots over the next few years.

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

GASOLINE WHOLESALING

         The Company has been wholesaling gasoline since 1997. Since 1997, revenues from wholesaling gasoline have accounted for an average of approximately 6.5% of gross revenues. Other than purchasing gas for retail sales through its travel centers, the Company currently wholesales gasoline to only two customers. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing its wholesaling business. See "Business Operations - Gasoline Wholesaling".

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

         The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance. Periodic improvements typically include new awnings and facings, new signage and enhanced lighting, furnishings, buildings and parking lot improvements.

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

         The Company's agreements with CITGO and EXXON do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. The amount of required gasoline purchase ranges from a low of 84,000 gallons to a high of 306,000 gallons per month. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. Since the effective date of the CITGO distribution agreement, purchases of CITGO products have not met the minimum quantities. Since the effective date of the EXXON agreement, purchases have not met the minimum quantities. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

         In addition to the requirement to purchase minimum amounts under the CITGO and EXXON distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

GASOLINE WHOLESALING

         The Company currently wholesales gasoline to only two customers. Over the past five years, wholesaling of gasoline has accounted for, on average, approximately 7.0% of overall revenues. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing its wholesaling business. Below is a table that shows the revenues generated from gasoline wholesaling, total revenues for the periods reflected, and the percentage total of overall revenues attributable to gasoline wholesaling.

  Gasoline wholesaling revenues as a percentage of Gross Revenues (unaudited):

FISCAL YEAR ENDED     GROSS REVENUES     REVENUE FROM GASOLINE       PERCENTAGE OF GROSS
   JANUARY 31,                                WHOLESALING          REVENUES ATTRIBUTABLE TO
                                                                     GASOLINE WHOLESALING
-----------------     --------------     ---------------------     ------------------------
      1999              $23,803,000            $1,229,000                    5.16
      2000              $27,242,000            $1,672,000                    6.14
      2001              $27,164,000            $1,802,000                    6.63
      2002              $23,649,000            $2,126,000                    8.99
      2003              $22,603,000            $1,789,000                    7.91

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

EMPLOYEES

         As of January 31, 2003, the Company had approximately 129 full-time and 39 part-time employees; 46 were located in Arizona, 122 were located in New Mexico. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

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

TRADEMARK / TRADE NAME         WHERE REGISTERED       EXPIRATION OF REGISTRATION
----------------------     ------------------------   --------------------------

BOWLIN                     United States Patent and
                               Trademark Office            October 27, 2008

Trails West                       New Mexico                 July 29, 2004

Bowlin's Running Indian           New Mexico                March 30, 2004

Bowlin Travel Centers              Arizona                  April 26, 2006


ITEM 2.  PROPERTIES

         As of January 31, 2003, the Company operated eleven travel centers. The Company owns the real estate and improvements where seven of its travel centers are located, all of which are subject to mortgages. Four of the Company's existing travel centers are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to thirty-five years, assuming exercise by the Company of all renewal options available under certain leases.

         The Company's principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage, which matures on November 1, 2005, and the principal balance accrues interest at the bank's prime rate (4.25% at January 31, 2003). The Company owns a central warehouse and distribution facility occupying 27,000 square feet in Las Cruces, New Mexico. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time may be involved in litigation in the ordinary course of business, including disputes involving employment claims and construction matters. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 16, 2002, the Company held a special stockholders meeting to elect three members to the Board of Directors. David B. Raybould, Nina J. Pratz and Kim D. Stake were elected to the Board of Directors at the December 16, 2002 special meeting with 3,000,186 votes for all three nominees, no votes against and no votes withheld. Michael L. Bowlin and William J. McCabe continued serving on the Board of Directors. There were no other matters voted on at the special meeting.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of January 31, 2003, there were 4,583,348 shares of common stock of Bowlin Travel Centers outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers. Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol "BWTL". On April 16, 2003, there were approximately 28 holders of record of the Company's common stock. The following table sets forth the high and low sales prices for the Company's common stock for each quarter during the past two fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Fiscal Year Ended
         January 31, 2002                     HIGH             LOW
         -----------------                    ----             ---
         Fiscal Quarter Ended 4/30           $ 1.25          $ 1.00
         Fiscal Quarter Ended 7/31           $ 2.70          $ 1.50
         Fiscal Quarter Ended 10/31          $ 2.05          $ 1.09
         Fiscal Quarter Ended 1/31           $ 1.50          $ 1.15


         Fiscal Year Ended
         January 31, 2003                     HIGH             LOW
         -----------------                    ----             ---
         Fiscal Quarter Ended 4/30           $ 1.75          $ 1.35
         Fiscal Quarter Ended 7/31           $ 1.80          $ 1.50
         Fiscal Quarter Ended 10/31          $ 1.85          $ 1.55
         Fiscal Quarter Ended 1/31           $ 1.61          $ 1.26

         The Company is authorized to issue up to 10,000,000 shares of common stock, par value $.001 per share, and up to 1,000,000 shares of preferred stock, par value $.001. Holders of shares of common stock are entitled to one vote per share on all matters to be voted on by stockholders and do not have cumulative voting rights. Subject to the rights of holders of outstanding shares of preferred stock, if any, the holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor, and upon liquidation, dissolution, or winding up are entitled to receive all assets available for distribution to the stockholders. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and nonassessable. Since becoming a publicly traded company, Bowlin Travel Centers has not paid dividends and has no intention of paying cash dividends in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below are derived from the audited financial statements of the Company for the five years ended January 31, 2003. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

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

                                          SELECTED FINANACIAL DATA

                                    ------------------------------------------------------------------------
                                                              YEARS ENDED JANUARY 31,*
                                    ------------------------------------------------------------------------
                                        2003           2002           2001           2000           1999
                                    ------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                           $ 22,183,398   $ 23,224,102   $ 26,765,264   $  26,855,781   $23,519,909
                                    ============   ============   ============   =============   ===========

Net income                          $    507,258   $    173,234   $    298,812   $     487,366   $   253,672
                                    ============   ============   ============   =============   ===========

Earnings per share                  $       0.11   $       0.04   $       0.07   $        0.11   $      0.06
                                    ============   ============   ============   =============   ===========


BALANCE SHEET DATA (at end of
period):

Total assets                        $ 16,383,388   $ 16,532,141   $ 18,527,507   $  16,990,676   $16,163,671
                                    ============   ============   ============   =============   ===========

Long-term debt, including current
maturities                          $  4,046,640   $  4,684,334   $  5,940,469   $   6,723,555   $ 6,769,025
                                    ============   ============   ============   =============   ===========

*The Company did not operate  independently during fiscal periods 2001, 2000 and 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following is a discussion of the consolidated financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company's fiscal year ending January 31 of such year.

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

FISCAL YEAR ENDED JANUARY 31, 2003 (FISCAL 2003) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2002 (FISCAL 2002)

         Gross sales at the Company's travel centers decreased 4.4% to $22.603 million for fiscal 2003, from $23.649 million for fiscal 2002. Merchandise sales increased 5.6% to $9.750 million for fiscal 2003, from $9.236 million for fiscal 2002. The increase is primarily due to new sales incentive programs in the current fiscal year as well as more efficient purchasing and turns on inventory. Gasoline sales decreased 12.0% to $9.058 million for fiscal 2003, from $10.291 million for fiscal 2002. The decrease is primarily due to a decrease in gasoline gallon sales as a result of a general decline in highway travel for fiscal 2003 compared to fiscal 2002. Restaurant sales increased 0.5% to $2.006 million for fiscal 2003, from $1.997 million for fiscal 2002. The increase is primarily due new sales incentive programs in the current fiscal year as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales decreased 15.8% to $1.789 million for fiscal 2003, from $2.125 million for fiscal 2002 due to a decrease in gasoline gallon sales as a result of a general decline in highway travel for fiscal compared to fiscal 2002 as well as a discontinued wholesale location occurring during fiscal 2003.

         Cost of goods sold for the travel centers decreased 10.3% to $14.333 million for fiscal 2003, from $15.974 million for fiscal 2002. Merchandise cost of goods decreased 1.1% to $3.897 million for fiscal 2003, from $3.943 million for fiscal 2002. The decrease is primarily due to the new sales incentive programs in the current fiscal year, improved purchase pricing as well as maintaining mark-ups. Gasoline cost of goods decreased 13.1% to $8.157 million for fiscal 2003, from $9.391 million for fiscal 2002. The decrease directly corresponds to the decrease in gasoline sales. Restaurant cost of goods decreased 8.0% to $530,000 for fiscal 2003, from $576,000 for fiscal 2002. The decrease is primarily due to better inventory control. Wholesale gasoline cost of goods decreased 15.3% to $1.749 million in fiscal 2003, from $2.064 million for fiscal 2002 which directly corresponds to the decrease in wholesale gasoline sales. Cost of goods sold as a percentage of gross revenues improved for fiscal 2003 is 63.4%, compared to 67.5% for fiscal 2002.

         Gross profit for the travel centers increased 8.3% to $7.851 million for fiscal 2003 from $7.250 million for fiscal 2002. The increase is primarily due to the decrease in cost of goods sold due to new sales incentive programs present in the current fiscal year.

         General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses for the travel centers increased 4.3% to $6.329 million for fiscal 2003, from $6.070 million for fiscal 2002. The increase is primarily due to bonuses related to the new sales incentive programs present in the current fiscal year. The increase is also due to the increases in insurance, rents and leases and divisional allocation of administrative support of the retail locations.

         Depreciation and amortization expenses decreased by 2.3% to $735,000 for fiscal 2003, from $752,000 for fiscal 2002. The decrease is primarily associated with assets becoming fully depreciated.

         The above factors contributed to an increase in travel centers operating income of 83.9% to $787,000 for fiscal 2003, from $428,000 for fiscal 2002.

         Other income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income decreased 20.9% to $106,000 in fiscal 2003, from $134,000 in fiscal 2002 primarily as a result of lower cash balances as well as lower interest rates. Gains from the sale of assets decreased to $4,000 in fiscal 2003 from $35,000 in fiscal in 2002. Miscellaneous income increased 566.7% to $40,000 in fiscal 2003, from $6,000 in fiscal 2002. The increase is primarily due to a refund of excise taxes in the second quarter of fiscal 2003. Rental income was $87,000 in fiscal 2003, compared to $86,000 in fiscal 2002. The Company leases available office space at the Company's corporate headquarters. Interest expense decreased 45.5% to $219,000 for fiscal 2003, from $402,000 for fiscal 2002. The decrease is primarily attributable to lower interest rates as well as lower debt balances.

         Income before income taxes increased 178.5% to $805,000 for fiscal 2003, from $290,000 for fiscal 2002. The increase is primarily due to the decrease in cost of goods sold, an increase in miscellaneous income and a decrease in interest expense partially offset by the increase in general and administrative expenses. As a percentage of gross revenues, income before income taxes increased to 3.6% for the fiscal ended 2003, from 1.2% for fiscal 2002.

         Income taxes increased to $298,000 for fiscal 2003, compared to $116,000 for fiscal 2002, as a result of higher pre-tax income. The effective tax rate for fiscal 2003 was 37.0%, compared to 40.0% for fiscal 2002.

         The foregoing factors contributed to the Company's increase in net income for fiscal 2003 to $507,000, compared to $173,000 for fiscal 2002.

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

         The above factors contributed to a decrease in travel centers operating income of 39.4% to $429,000 for fiscal 2002, from $708,000 for fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 2003, the Company had working capital of $4.038 million compared to working capital of $4.282 million at January 31, 2002. At January 31, 2003, the company had a current ratio of 3.1:1 compared to a current ratio of 3.2:1 at January 31, 2002 ("current ratio" is the ratio of current assets to current liabilities). The decrease in working capital is primarily due to decreases in cash of $255,000 and accounts receivable of $159,000 partially offset by an increase in inventory of $98,000 and a decrease in current maturities of long-term debt of $62,000.

         The net cash provided by operating activities was $1.281 million at January 31, 2003, compared to $687,000 at January 31, 2002. During fiscal 2003, there were increases in operating assets and liabilities of $51,000, a decrease in depreciation of $17,000 and a decrease in gains on sale of property and equipment, partially offset by a decrease in the provision for deferred income taxes of $48,000.

         Net cash used in investing activities was $898,000 at January 31, 2003, compared to net cash used by investing activities of $803,000 at January 31, 2002. The increase was due primarily to an investment in real estate development of $475,000 during fiscal year 2003 offset by decreases in the purchases of property and equipment of $140,000. There was no real estate development at January 31, 2002.

         Net cash used in financing activities was $638,000 at January 31, 2003, compared to net cash used by financing activities of $1.256 million at January 31, 2002. Payments on long-term debt were $723,000 at January 31, 2003 compared to payments on long-term debt of $1,256,000 at January 31, 2002. Proceeds from borrowing were $85,000 at January 31, 2003. There was no proceeds from borrowing at January 31, 2002.

         As of January 31, 2003, the company was indebted to various banks and individuals in an aggregate principal amount of approximately $4.046 million under various loans and promissory notes, compared to $4.684 as of January 31, 2002. Land, buildings, equipment and inventories of the Company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from the current fiscal year to October 2013 and accrue interest at rates ranging from 4.133% to 8% per annum. The Company's total monthly payments on outstanding long-term debt obligations are approximately $77,000.

         Approximately $3.972 million of the approximately $4.046 million outstanding as of January 31, 2003 was borrowed under the Master Loan Agreement with Bank of the West. Under this master loan agreement, the Company grants a security interest in substantially all of its assets and property as security interests against its obligations under the agreement.

         Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. For fiscal year ending January 31, 2003, the Company was in compliance with the minimum financial ratios.

         The Company has forecasted approximately $2.5 million for capital commitments for fiscal year 2004 consisting primarily of renovation and upgrading of facilities. The Company expects to use current working capital and cash flows from operations to fund these commitments as well as debt sources for these commitments.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of January 31, 2003, approximately $1.799 million of the Company's total indebtedness is accruing interest at variable rates tied to LIBOR or the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates that could impact the Company's ability to finance internal development and growth of the business. The Company does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on its financial position, results of operations or liquidity.

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

         The Company has operated as a stand-alone entity separate from Bowlin Outdoor for fiscal 2002 and 2003 only. The Company may have benefited in periods prior to fiscal 2002 from operating as a division of Bowlin Outdoor by sharing some expenses, personnel and other costs. General and administrative costs, as a percentage of revenue, could increase as a result of the Company operating independently of Bowlin Outdoor. If the costs and expenses of operating independently are substantially greater than the costs and expenses of operating as a division of Bowlin Outdoor, it could have a negative effect on profitability and an adverse effect on business operations and financial condition.

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

                           January 31, 2003 and 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico


We have audited the accompanying balance sheets of Bowlin Travel Centers, Inc. as of January 31, 2003 and 2002, and the statements of income, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Bowlin Travel Centers, Inc. for the year ended January 31, 2001, were audited by other auditors whose report dated March 30, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. at January 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ NEFF & RICCI LLP

Albuquerque, New Mexico
March 28, 2003

                           BOWLIN TRAVEL CENTERS, INC.

                                 BALANCE SHEETS
                            JANUARY 31, 2003 AND 2002

                                 ASSETS                         2003          2002
                                                            -----------   -----------
Current assets:
  Cash and cash equivalents                                 $ 2,416,265     2,671,048
  Accounts receivable                                           106,350       267,171
  Accounts receivable - related parties                           4,175         2,738
  Inventories                                                 3,093,936     2,996,273
  Prepaid expenses                                              308,606       279,899
  Mortgages receivable, current maturities                        8,790         3,784
  Notes receivable, current maturities                           32,957        38,538
                                                            -----------   -----------
               Total current assets                           5,971,079     6,259,451
                                                            -----------   -----------

Property and equipment, net                                   9,166,847     9,397,253
Intangible assets, net                                          239,877       278,342
Interest receivable                                              26,936        26,835
Investment in real estate                                       475,051            --
Mortgages receivable, less current portion                      301,339       340,837
Notes receivable, less current portion                          202,259       229,423
                                                            -----------   -----------
               Total assets                                 $16,383,388    16,532,141
                                                            ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                      $   646,571       708,718
  Accounts payable                                              995,377       989,305
  Accrued salaries and benefits                                  32,583        23,051
  Accrued liabilities                                           223,854       223,012
  Deferred revenue                                               33,361        33,330
  Income taxes payable                                            1,706            --
                                                            -----------   -----------
               Total current liabilities                      1,933,452     1,977,416

Deferred income taxes                                           589,600       626,100
Long-term debt, less current maturities                       3,400,069     3,975,616
                                                            -----------   -----------
               Total liabilities                              5,923,121     6,579,132
                                                            -----------   -----------

Commitments                                                          --            --

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares
    authorized, none issued or outstanding                           --            --
  Common stock, $.001 par value; 10,000,000 shares
    authorized, 4,583,348 issued and outstanding                  4,583         4,583
    Additional paid-in capital                                9,775,192     9,775,192
    Retained earnings                                           680,492       173,234
                                                            -----------   -----------
               Total stockholders' equity                    10,460,267     9,953,009
                                                            -----------   -----------

               Total liabilities and stockholders' equity   $16,383,388    16,532,141
                                                            ===========   ===========

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                              STATEMENTS OF INCOME

                                                         YEARS ENDED JANUARY 31,
                                             --------------------------------------------
                                                 2003            2002            2001
                                             ------------    ------------    ------------
Gross sales                                  $ 22,602,811      23,649,381      27,164,286
Less discounts on sales                           419,413         425,279         399,022
                                             ------------    ------------    ------------

             Net sales                         22,183,398      23,224,102      26,765,264

Cost of goods sold                             14,332,798      15,973,719      18,748,526
                                             ------------    ------------    ------------

             Gross profit                       7,850,600       7,250,383       8,016,738

General and administrative expense             (6,329,558)     (6,069,578)     (6,742,579)
Depreciation and amortization                    (734,946)       (751,857)       (778,788)
Management fee income                                  --              --         212,693
                                             ------------    ------------    ------------
             Operating income                     786,096         428,948         708,064

Other income (expense):
  Interest income                                 106,342         134,392         180,851
  Gain on sale of property and equipment            3,945          34,969         266,897
  Rental income                                    87,462          86,425              --
  Miscellaneous                                    40,018           6,398              --
  Interest expense                               (219,105)       (401,498)       (625,500)
                                             ------------    ------------    ------------
             Total other income (expense)          18,662        (139,314)       (177,752)
                                             ------------    ------------    ------------
             Income before income taxes           804,758         289,634         530,312

Income taxes                                      297,500         116,400         231,500
                                             ------------    ------------    ------------
               Net income                    $    507,258         173,234         298,812
                                             ============    ============    ============
Earnings per share:
Weighted average common shares
  outstanding                                   4,583,348       4,583,348       4,583,348
                                             ============    ============    ============

  Basic and diluted                          $       0.11            0.04            0.07
                                             ============    ============    ============

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

                                                         COMMON     ADDITIONAL   PARENT'S
                                            NUMBER       STOCK,      PAID-IN     EQUITY IN      RETAINED
                                          OF SHARES      AT PAR      CAPITAL     DIVISION       EARNINGS       TOTAL
                                          ----------   ----------   ----------   ----------    ----------   ----------
Balance at January 31, 2000                       --   $       --           --    8,121,024            --    8,121,024

Parent's distribution to subsidiary               --           --           --    1,359,939            --    1,359,939
Net income                                        --           --           --      298,812            --      298,812
Issuance of common stock in
   connection with spin-off transaction    4,583,348        4,583    9,775,192   (9,779,775)           --           --
                                          ----------   ----------   ----------   ----------    ----------   ----------

Balance at January 31, 2001                4,583,348        4,583    9,775,192           --            --    9,779,775
Net income                                        --           --           --           --       173,234      173,234
                                          ----------   ----------   ----------   ----------    ----------   ----------

Balance at January 31, 2002                4,583,348        4,583    9,775,192           --       173,234    9,953,009
Net income                                        --           --           --           --       507,258      507,258
                                          ----------   ----------   ----------   ----------    ----------   ----------

Balance at January 31, 2003                4,583,348   $    4,583    9,775,192           --       680,492   10,460,267
                                          ==========   ==========   ==========   ==========    ==========   ==========



See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                                                                          YEARS ENDED JANUARY 31,
                                                               -----------------------------------------
                                                                   2003           2002           2001
                                                               -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                   $   507,258        173,234        298,812
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                734,946        751,857        778,788
      Amortization of loan fee                                      27,902         26,093             --
      Gain on sale of property and equipment                        (3,945)       (34,969)      (266,897)
      (Benefit) provision for deferred income taxes                (36,500)        12,700         20,600
      Changes in operating assets and liabilities
        Accounts receivable                                        159,384        344,366         33,007
        Inventories                                                (97,663)       428,472        104,945
        Prepaid expenses and other                                 (28,707)        24,902        (54,436)
        Accounts payable and accrued liabilities                    16,477       (925,165)       124,523
        Income taxes                                                 1,706       (114,300)            --
                                                               -----------    -----------    -----------
        Net cash provided by operating activities                1,280,858        687,190      1,039,342
                                                               -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of assets                                       4,875         71,300        837,064
  Purchases of property and equipment                             (501,197)      (640,872)      (303,423)
  Accrued interest receivable                                         (101)            --             --
  Investment in real estate                                       (475,051)            --             --
  Increase in mortgages receivable                                      --       (345,000)            --
  Payments received from mortgages receivable                       34,492            379             --
  Increase in notes receivable                                          --        (44,500)       (33,782)
  Payment received from notes receivable                            39,035        155,921         37,739
                                                               -----------    -----------    -----------
         Net cash (used in) provided by investing activities      (897,947)      (802,772)       537,598
                                                               -----------    -----------    -----------
Cash flows from financing activities:
  Payments on long-term debt                                      (722,694)    (1,256,135)      (783,086)
  Payments for debt issuance costs                                      --             --        (16,005)
  Capital contribution from parent                                      --             --      1,359,939
  Due to related party                                                  --             --        516,043
  Proceeds from borrowings                                          85,000             --             --
                                                               -----------    -----------    -----------
         Net cash (used in) provided by financing activities      (637,694)    (1,256,135)     1,076,891
                                                               -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents              (254,783)    (1,371,717)     2,653,831
Cash and cash equivalents at beginning of period                 2,671,048      4,042,765      1,388,934
                                                               -----------    -----------    -----------

Cash and cash equivalents at end of period                     $ 2,416,265      2,671,048      4,042,765
                                                               ===========    ===========    ===========

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                             STATEMENT OF CASH FLOWS

                                                                          YEARS ENDED JANUARY 31,
                                                               -----------------------------------------
                                                                   2003           2002           2001
                                                               -----------    -----------    -----------
Supplemental disclosure of cash flow information:

  Interest paid                                                $   219,105        401,498        594,947
                                                               ===========    ===========    ===========
  Income taxes paid                                            $   331,510        103,700        210,900
                                                               ===========    ===========    ===========

Noncash investing and financing activities:

      Notes receivable issued on accounts receivable           $        --             --         33,783
                                                               ===========    ===========    ===========
      Property and equipment in exchange for
        note payable                                           $        --         30,554        180,039
                                                               ===========    ===========    ===========
      Like-kind exchange of property and
        equipment                                              $        --        155,576             --
                                                               ===========    ===========    ===========


See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2003


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

                                January 31, 2003


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

     (h)  IMPAIRMENT OF LONG-LIVED  ASSETS AND LONG-LIVED  ASSETS TO BE DISPOSED
          OF

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower or the carrying amount of fair value less costs to sell.

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

     (k)  EARNINGS PER SHARE

          Earnings per share of common stock, both basic and diluted, are computed by dividing net income by the weighted average common shares outstanding, assuming the shares distributed on January 31, 2003 were outstanding for all periods presented. Diluted earnings per share is calculated in the same manner as basic earnings per share as there were no potential dilutive securities outstanding for all periods presented.

     (l)  RECLASSIFICATIONS

          Certain 2002 amounts have been reclassified to conform to 2003 presentation. Such reclassifications had no effect on net income.

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2003


     (m)  ACCOUNTS RECEIVABLE

          Management   believes   that  all   accounts   receivable   are  fully
          collectable. Therefore, no allowance for doubtful accounts is deemed to be required.

(2)  MORTGAGES RECEIVABLE

     Mortgages receivable as of January 31, 2003 and 2002 consist of the following:

                                                         2003       2002
                                                       --------   --------
        14% note, due $560 monthly through
          November 1, 2004 (including interest)        $ 17,567   $ 44,789
        14% note, due $1,243 monthly through
          November 15, 2004 (including interest)         95,065     99,926
        13% note, due $586 monthly through
          December 20, 2006 (including interest)         49,433     50,000
        12.5% note, due $1,134 monthly through
          December 1, 2005 (including interest)          98,626     99,906
        12% note, due $586 monthly through
          January 18, 2007  (including interest)         49,438     50,000
                                                       --------   --------
                                                        310,129    344,621
        Less current portion                              8,790      3,784
                                                       --------   --------
                                                       $301,339   $340,837
                                                       ========   ========

     All mortgages receivable are collateralized by land and buildings. In the event of default, foreclosure would occur and the property would be sold to pay the balance of the loans. Management believes that all mortgages receivable are fully collectable. Therefore, no allowance is deemed to be required.

(3)  NOTES RECEIVABLE

     Notes receivable as of January 31, 2003 and 2002 consist of the following:

                                                         2003       2002
                                                       --------   --------
        8% note, due $37,500 annually through
          2004 (including interest) with the balance
          due in 2005 (a)                              $174,889    174,539
        9% note, due $691 monthly through June 1,
          2008 (including interest) (b)                  35,597     40,479
        10% note, due $1,592 monthly through
          October 1, 2003 (including interest) (c)       13,749     30,554
        10% note, due $1,090 monthly through
          October 15, 2003  (including interest)         10,981     22,389
                                                       --------   --------
                                                        235,216    267,961
        Less current portion                             32,957     38,538
                                                       --------   --------
                                                       $202,259    229,423
                                                       ========   ========

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2003


        (a) Collateralized by land and improvements and equipment sold. In the event of default, the property and equipment reverts back to the Company.
        (b) Collateralized by land and buildings sold. In the even of default, the property reverts back to the Company.
        (c) Collateralized by the equipment sold. In the event of default, the equipment reverts back to the Company.

     Management believes that all notes receivable are fully collectable. Therefore, no allowance is deemed to be required.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at January 31:

                                      ESTIMATED
                                      LIFE (YEARS)       2003           2002
                                      ------------   -----------    -----------

     Land                                            $ 2,561,999      2,443,343
     Buildings and improvements         10 - 40        7,422,229      7,375,879
     Machinery and equipment             3 - 10        5,897,080      5,744,622
     Autos, trucks and mobile homes      3 - 10        1,398,771      1,341,079
     Billboards                         15 - 20        1,283,065      1,180,404
     Construction in progress                             54,225         60,665
                                                     -----------    -----------

     Less accumulated depreciation                    (9,450,522)    (8,748,739)
                                                     -----------    -----------
                                                     $ 9,166,847      9,397,253
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

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2003


(5)  INTANGIBLE ASSETS

     Intangible assets, at cost, consist of the following at January 31:

                                                         2003       2002
                                                       --------   --------
     Franchise fees                                    $192,442    192,442
     Debt issuance costs                                311,272    311,272
                                                       --------   --------
                                                        503,714    503,714
     Less accumulated amortization                     (263,837)  (225,372)
                                                       --------   --------
                                                       $239,877    278,342
                                                       ========   ========

(6)  INVESTMENT IN REAL ESTATE

     Approximately twelve acres of previously undeveloped land in Alamogordo, New Mexico was sub-divided into thirty-five approximately quarter-acre residential lots. The subdivision includes paved roads, fencing, water, sewer and electricity. Two manufactured homes have been purchased and installed and a realtor is listing the property. The Company anticipates sales to begin soon and plans to sell the lots over the next few years.

(7)  SHORT-TERM BORROWING

     In November 2000, the Company entered into a credit agreement with one of its existing lenders that included a working capital line-of-credit. The $1,000,000 line-of-credit matures March 31, 2002 and requires variable interest (4.25% at January 31, 2003). The Company elected not to renew this line-of credit.

(8)  LONG-TERM DEBT

     Long-term debt consists of the following at January 31:

                                                           2003          2002
                                                        ----------    ---------

     Due bank, maturity November 2005, variable
       interest (4.133% at January 31, 2003),
       monthly  installments of $37,398, secured
       by buildings and equipment                       $1,799,091    2,164,213
     Due bank, maturity October 2013, variable
       interest (4.25% at January 31, 2003), monthly
       installments of $10,317, secured by land and
       buildings                                           745,153      832,371
     Due bank, maturity October 2013, variable
       interest (4.25% at January 31, 2003), monthly
       installments of $6,081, secured by land and
       buildings                                           445,056      496,199
     Due bank, maturity January 2005, variable
       interest at index rate (4.25% at January 31,
       2003), monthly installments of $4,920 secured
       by buildings and equipment                          380,907      421,839
     Due bank, maturity November 2005, variable
       interest at index rate (4.25% at January 31,
       2003), monthly installments of $7,517, secured
       by buildings and equipment                          591,433      652,779

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2003


     Due bank, maturity August 2003, variable
       interest at index rate of (4.25% at
       January 31, 2003), monthly installments of
       $7,792, secured by land, buildings, equipment
       and inventories                                          --       92,528
     Due individual, maturity September 2003, interest
       at 8.00%, monthly payments of $1,400, unsecured          --       24,405
     Due bank, maturity January 2013, interest at 6%,
       monthly installments of $944, secured by land        85,000           --
                                                        ----------    ----------
                                                         4,046,640     4,684,334
       Less current maturities                             646,571       708,718
                                                        ----------    ----------
                                                        $3,400,069     3,975,616
                                                        ==========    ==========

     Future maturities of long-term debt for the years ending January 31 are as follows:

                 2004                     $   646,571
                 2005                         674,782
                 2006                       1,936,770
                 2007                         176,935
                 2008                         184,742
                 Thereafter                   426,840
                                          -----------
                     Total                $ 4,046,640
                                          ===========

(9)  INCOME TAXES

     Income taxes consist of the following for the years ended January 31:

                                    CURRENT     DEFERRED       TOTAL
                                   ---------    ---------    ---------
     2003:
       U.S. Federal                $ 278,300      (30,400)     247,900
       State                          55,700       (6,100)      49,600
                                   ---------    ---------    ---------
                                   $ 334,000      (36,500)     297,500
                                   =========    =========    =========
     2002:
       U.S. Federal                $  86,400       10,600       97,000
       State                          17,300        2,100       19,400
                                   ---------    ---------    ---------
                                   $ 103,700       12,700      116,400
                                   =========    =========    =========
     2001:
       U.S. Federal                $ 175,700       17,200      192,900
       State                          35,200        3,400       38,600
                                   ---------    ---------    ---------
                                   $ 210,900       20,600      231,500
                                   =========    =========    =========

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2003


     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

                                                2003         2002        2001
                                             ---------    ---------   ---------
        Computed "expected" tax              $ 273,618       98,476     180,306
        State income taxes, net of federal
          tax benefit                           32,761       12,825      25,497
        Other                                   (8,879)       5,099      25,697
                                             ---------    ---------   ---------
                 Total                       $ 297,500      116,400     231,500
                                             =========    =========   =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

                                                             2003       2002
                                                           --------   --------
        Deferred tax assets:
          Compensated  absences, principally due to
            accrual for financial reporting purposes       $ 51,030     37,813
                                                           --------   --------
              Total gross deferred tax assets                51,030     37,813
                                                           --------   --------
        Deferred tax liabilities:
          Property  and  equipment,  principally  due to
            differences in depreciation                     614,282    648,777
          Other                                              26,348     15,136
                                                           --------   --------
              Total gross deferred liabilities              640,630    663,913
                                                           --------   --------
              Net deferred tax liability                   $589,600    626,100
                                                           ========   ========

     There was no valuation allowance for deferred tax assets as of January 31, 2003, 2002 or 2001. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(10) PROFIT-SHARING PLAN

     The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company's contributions to the profit-sharing plan were $69,886, $59,022 and $62,315 in fiscal 2003, 2002 and 2001, respectively.

                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.

                          Notes to Financial Statements

                                January 31, 2003


(11) COMMITMENTS

     The  Company  leases  land at several of its  retail  operating  locations.
     Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $229,724, $234,676 and $296,080 for the years ended January 31, 2003, 2002 and 2001, respectively. The Company also leases land where several of its retail billboards are located and rent expense for these leases was $138,126, $132,730 and $85,273 for the years ended January 31, 2003, 2002 and 2001, respectively.

     The leasing agreements for the various locations include 5 to 30 year leases with remaining lives on those leases ranging from approximately 5 to 15 years at January 31, 2003. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

     Future minimum rental payments under these leases are as follows:

                Year ending January 31:

                       2004                     $   211,705
                       2005                         208,611
                       2006                         185,473
                       2007                         154,219
                       2008                         114,091
                       Thereafter                 1,710,513
                                                -----------
                       Total                    $ 2,584,612
                                                ===========

(12) RELATED PARTY TRANSACTIONS

     Wholesale gasoline distribution sales were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company. The sales with the associated cost of goods and gross profit consist of the following at January:

                                        2003         2002         2001
                                     ----------   ----------   ----------

                Gross sales          $1,179,052    1,311,206    1,433,398
                Cost of goods sold    1,144,956    1,257,959    1,380,472
                                     ----------   ----------   ----------
                Gross profit         $   34,096       53,247       52,926
                                     ==========   ==========   ==========

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

         (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the officers and directors of Bowlin Travel Centers. A summary of the background and experience of each of these individuals is set forth after the table.

      NAME              AGE                       POSITION

Michael L. Bowlin       59       Chairman of the Board, President and
                                 Chief Executive Officer
William J. McCabe       53       Senior Vice President - Management
                                 Information Systems, Secretary, Treasurer
                                 and Director
David B. Raybould       50       Director
Nina J. Pratz           51       Chief Financial Officer, Senior Vice
                                 President and Director
Kim D. Stake            47       Chief Administrative Officer, Vice President
                                 and Director
-----------------

         MICHAEL L. BOWLIN. Mr. Bowlin has served as Chairman of the Board and Chief Executive Officer, President and as a Director of the Company since August of 2000. Mr. Bowlin served as Chairman of the Board and Chief Executive Officer of Bowlin Outdoor Advertising and Travel Centers, Inc. ("Bowlin Outdoor") from 1991 through January of 2001, and as President from 1983 through 1991. Mr. Bowlin had been employed by Bowlin Outdoor since 1968. Mr. Bowlin holds a Bachelor's degree in Business Administration from Arizona State University.

         WILLIAM J. MCCABE. Mr. McCabe has served as Senior Vice President, Management Information Systems, Secretary, Treasurer and as a Director of the Company since August of 2000. Mr. McCabe served as a member of the Board of Directors of Bowlin Outdoor from 1983 until August 1996. Prior to 1997, Mr. McCabe served as Senior Vice President - Advertising Services from 1993 to 1996, Vice President of Outdoor Operations from 1988 to 1992 and as Vice President of Accounting from 1984 to 1987. Mr. McCabe has been employed by the Company since 1976 in such additional capacities as a Staff Accountant and Controller. Mr. McCabe holds a Bachelor's degree in Business Administration from New Mexico State University.

         DAVID B. RAYBOULD. Mr. Raybould has been employed as a sales professional by Xpedx, a division of International Paper Company from 1995 until June 2002. During his employment with Xpedx, Mr. Raybould was a consultant to small, independent business firms as well as many Fortune 500 companies. Mr. Raybould holds a Bachelor's degree in Business Administration from the University of New Mexico.

         NINA J. PRATZ. Ms. Pratz has served as the Company's Senior Vice President and Chief Financial Officer since April of 2001. Ms. Pratz has served as a member of the Bowlin Outdoor's Board of Directors from 1976 until January 2001. Prior to 1997, Ms. Pratz served as Chief Administrative Officer of Bowlin Outdoor since 1988. Ms. Pratz holds a Bachelor's degree in Business Administration from New Mexico State University.

         KIM D. STAKE. Ms. Stake has served as Vice President and Chief Administrative Officer since April of 2002. Ms. Stake has been employed with the Company since December 1997. Ms. Stake also serves in such capacities as Controller and SEC compliance. Prior to December 1997, Ms. Stake was employed in public accounting. Ms. Stake holds a Bachelor's degree in Business Administration from the University of New Mexico.

ITEM 11. EXECUTIVE COMPENSATION

         No employee or officer of Bowlin Travel Centers has entered into an employment agreement with Bowlin Travel Centers, nor do we anticipate entering into any employment agreements in the future.

         The following table summarizes all compensation paid by Bowlin Travel Centers, Inc. to its Chief Executive Officer for services rendered to Bowlin Travel Centers, Inc. during the fiscal years ended January 31, 2003, 2002 and 2001. The Company has no other executive officer whose total annual salary and bonus paid to them by Bowlin Travel Centers, Inc. exceeded $100,000 for the most recent fiscal year. All information set forth in this table reflects compensation earned by these individuals for services with Bowlin Travel Centers.

                                                                       |  LONG TERM  |
                                                                       |COMPENSATION |
                                              ANNUAL COMPENSATION      |   AWARDS    |
                                         ----------------------------- |------------ |
                                                             OTHER     | SECURITIES  |
                                                             ANNUAL    | UNDERLYING  | ALL OTHER
                               FISCAL    SALARY    BONUS    COMPENSA-  |  OPTIONS/   | COMPENSA-
NAME AND PRINCIPAL POSITION     YEAR     ($)(1)     ($)      TION ($)  |  SARS (#)   |  TION ($)
----------------------------   ------   --------   -----   ----------- | ----------- | ---------
Michael L. Bowlin               2003     136,300    --      16,823 (2) |      --     |     --
  Chairman of the Board,        2002     116,300    --      15,974 (2) |      --     |     --
    President, CEO &            2001     195,000    --      17,304 (2) |      --     |     --
    Director
-------------------------------

(1) Includes amounts deferred at the election of the CEO and COO to be contributed to his 401(k) Profit Sharing Plan account.

(2) Amount for 2003 includes (i) $1,784 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $8,289 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,750 for Mr. Bowlin's car allowance. Amount for 2002 includes (i) $2,216 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $7,758 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,000 for Mr. Bowlin's use of a company owned vehicle. Amount for 2001 includes (i) $3,699 of Bowlin's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $7,105 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin's use of a company owned vehicle

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are entitled to receive $500 per each meeting of the Board of Directors, or any committee thereof, attended. Directors do not receive any other compensation for services as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of January 31, 2003, there were 4,583,348 shares of Bowlin Outdoor common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

                                            AMOUNT AND NATURE OF      PERCENT OF
     NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(3)     CLASS(4)
     -------------------------             -----------------------    ----------

     Michael L. Bowlin (5)(1)                    2,818,536               61.5%

     William J. McCabe (1)                          64,548                1.4%

     Nina J. Pratz (1)                             116,802                2.5%

     Kim D. Stake (1)                                 *                    *

     David B. Raybould (1)                            --                   --

     Monica A. Bowlin (6)(1)                     2,818,536               61.5%

     Jonathan Brooks(2)                            543,950               11.9%

     All directors and executive
     officers as a group (5 persons)             2,999,886               65.4%

-----------------------------------
*Less than 1.0%

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

(4) The shares and percentages shown include the shares of common stock actually owned as of April 16, 2003.

(5) Includes 425,687 shares held by Mr. Bowlin's wife and 171,332 shares held by each of three daughters. Mr. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of his daughters.

(6) Includes 1,878,853 shares held by Mrs. Bowlin's husband and 171,332 shares held by each of her three daughters. Mrs. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of her daughters.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         WHOLESALING TO RELATIVE OF OFFICER AND DIRECTOR AND STOCKHOLDER OF BOWLIN TRAVEL CENTERS

         Wholesale gasoline distribution sales were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the daughter of an individual who is a stockholder in the Company. The sales with the associated cost of goods and gross profit consist of the following at
January:

                                 2003         2002         2001
                              ----------   ----------   ----------

         Gross sales          $1,179,052    1,311,206    1,433,398
         Cost of goods sold    1,144,956    1,257,959    1,380,472
                              ----------   ----------   ----------

         Gross profit         $   34,096       53,247       52,926
                              ==========   ==========   ==========

ITEM 14. CONTROLS AND PROCEDURES

         Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2003 conducted by our Chief Executive Officer and Chief Financial Officer within the last ninety (90) days, we concluded that our disclosure controls and procedures are effective.

         Based on an evaluation of our internal controls conducted by management within the last ninety (90) days, no significant deficiencies or material weaknesses were identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls since such evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits as indexed below are included as part of this Form 10-K.

(b)  Reports on Form 8-K

     No reports were filed on Form 8-K during the three months ended January 31, 2003.

ITEM 16. ACCOUNTANT FEES AND SERVICES

         The aggregate fees billed by Neff & Ricci LLP ("Neff & Ricci") for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended January 31, 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were approximately $35,000.

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

10.30(2) Contribution Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
10.31(2) Tax Sharing and Disaffiliation Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
99.1      Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.
99.2      Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.


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

                                       Bowlin Travel Centers Inc

                                   By: /s/ MICHAEL L. BOWLIN
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer
Date:    April 22, 2003


         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                SIGNATURE                                          DATE

By: /s/ MICHAEL L. BOWLIN                                     April 22, 2003
    -------------------------------------------------
     Michael L. Bowlin, Chairman of the Board,
     President, CEO and Director (Principal
     Executive Officer)

By: /s/ NINA J. PRATZ                                         April 22, 2003
    -------------------------------------------------
     Chief Financial Officer, Senior Vice President,
     and Director

By: /s/ WILLIAM J. MCCABE                                     April 22, 2003
    -------------------------------------------------
     Senior Vice President, Management Information
     Systems, Secretary, Treasurer and Director

By: /s/ KIM D. STAKE                                          April 22, 2003
    -------------------------------------------------
     Kim D. Stake, Chief Administrative Officer,
     Vice President and Director

By: /s/ DAVID B. RAYBOULD                                     April 22, 2003
    -------------------------------------------------
     David B. Raybould, Director

                            CERTIFICATION PURSUANT TO
                           15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael L. Bowlin, certify that:

     1. I have reviewed this annual report on Form 10-K of Bowlin Travel Centers, Inc.;

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

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 22, 2003

                                       /s/ MICHAEL L. BOWLIN
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                           15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Nina J. Pratz, certify that:

     1. I have reviewed this annual report on Form 10-K of Bowlin Travel Centers, Inc.;

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

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 22, 2003


                                          /s/ NINA J. PRATZ
                                          --------------------------------------
                                          Nina J. Pratz, Chief Financial Officer
                                          Bowlin Travel Centers, Inc.