Form 10-Q
period 2003-04-30
BOWLIN TRAVEL CENTERS INC
filed 2003-06-11
CIK 1124653

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2003

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 11, 2003, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX

PART I.  FINANCIAL INFORMATION                                           PAGE NO
                                                                         -------

Item 1.  Financial Statements

         Condensed Balance Sheets as of April 30, 2003
         and January 31, 2003............................................   2

         Condensed Statements of Income for the Three Months
         April 2003 and 2002.............................................   3

         Condensed Statements of Cash Flows for the Three
         Months Ended April 30, 2003 and 2002............................   4

         Notes to the Condensed Financial Statements.....................   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   5

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.....................................................   7

Item 4.  Controls and Procedures.........................................   8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   8

Item 2.  Changes in Securities and Use of Proceeds.......................   8

Item 3   Defaults Upon Senior Securities.................................   8

Item 4.  Submission of Matters to a Vote of Security Holders.............   8

Item 5.  Other Information...............................................   8

Item 6.  Exhibits and Reports on Form 8-K................................   8

         Signatures......................................................   9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   April 30,       January 31,
                                                                      2003            2003
                                                                  (Unaudited)
                                                                  -----------      -----------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                     $     2,371      $     2,416
    Accounts receivable                                                   136              106
    Accounts receivable, related parties                                    5                4
    Inventories                                                         3,104            3,094
    Prepaid expenses                                                      240              309
    Mortgages receivable, current maturities                                8                9
    Notes receivable                                                       25               33
                                                                  -----------      -----------
           Total current assets                                         5,889            5,971

Property & equipment, net                                               9,395            9,167
Intangible assets, net                                                    231              240
Interest receivable                                                        37               27
Investment in real estate                                                 509              475
Mortgages receivable                                                      202              301
Notes receivable                                                          201              202
                                                                  -----------      -----------
           Total assets                                           $    16,464      $    16,383
                                                                  ===========      ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $     1,076      $       995
    Current installments of long-term debt                                654              647
    Accrued liabilities                                                   358              256
    Deferred revenue                                                       20               33
    Income taxes payable                                                   14                2
                                                                  -----------      -----------
           Total current liabilities                                    2,122            1,933

Deferred income taxes                                                     597              590
Long-term debt, less current installments                               3,234            3,400
                                                                  -----------      -----------
           Total liabilities                                            5,953            5,923
                                                                  -----------      -----------
Stockholders' equity:
    Preferred stock, $0.001 par value; 1,000,000 shares
      authorized,  none issued or outstanding at April 30,
      2003 and January 31, 2003                                            --               --
    Common stock, $.001 par value; 10,000,000 shares
      authorized, 4,583,348 issued and outstanding at
      April 30, 2003 and January 31, 2003                                   5                5
    Additional paid in capital                                          9,775            9,775
    Retained earnings                                                     731              680
                                                                  -----------      -----------
           Total stockholders' equity                                  10,511           10,460
                                                                  -----------      -----------
           Total liabilities and stockholders' equity             $    16,464      $    16,383
                                                                  ===========      ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                         Three Months Ended
                                                   ----------------------------
                                                     April 30,        April 30,
                                                       2003             2002
                                                   (Unaudited)      (Unaudited)
                                                   -----------      -----------

Gross sales                                        $     5,236      $     5,285
Less discounts on sales                                     92               93
                                                   -----------      -----------
     Net sales                                           5,144            5,192

Cost of goods sold                                       3,395            3,454
                                                   -----------      -----------
     Gross profit                                        1,749            1,738

General and administrative expenses                     (1,504)          (1,495)
Depreciation and amortization                             (174)            (189)
                                                   -----------      -----------
     Operating income                                       71               54
                                                   -----------      -----------
Non-operating income (expense):
     Interest income                                        19               27
     Gain on sale of property and equipment                 21                1
     Interest expense                                      (48)             (57)
     Miscellaneous income                                    1                1
     Rental income                                          22               20
                                                   -----------      -----------

     Total non-operating income (expense)                   15               (8)
                                                   -----------      -----------

Income before income taxes                                  86               46
Income tax expense                                          35               18
                                                   -----------      -----------
Net income                                         $        51      $        28
                                                   ===========      ===========
Earnings per share:
     Weighted average common shares
       outstanding                                   4,583,348        4,583,348
                                                   ===========      ===========

     Basic and diluted                             $    0 .011      $    0 .006
                                                   ===========      ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the Three Months Ended
                                                                  ----------------------------
                                                                   April 30,        April 30,
                                                                      2003             2002
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Cash flows from operating activities:
   Net income                                                      $       51      $        28
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                                    174              189
         Amortization of loan fee                                           6                7
         Gain on sale of property and equipment                           (21)              (1)
         Deferred income taxes                                              7               --
         Changes in operating assets and liabilities, net                 210              266
                                                                  -----------      -----------
                Net cash provided by operating activities                 427              489
                                                                  -----------      -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                            45               --
   Purchases of property and equipment, net                              (423)             (79)
   Accrued interest receivable                                            (10)              (8)
   Investment in real estate                                              (34)              --
   Mortgages receivable, net                                              100                1
   Notes receivable, net                                                    9                5
                                                                  -----------      -----------
                Net cash used in investing activities                    (313)             (81)
                                                                  -----------      -----------

Cash flows from financing activities:
   Payments on long-term debt                                            (159)            (246)
                                                                  -----------      -----------
                Net cash used in financing activities                    (159)            (246)
                                                                  -----------      -----------

Net (decrease) increase in cash and cash equivalents                      (45)             162
Cash and cash equivalents at beginning of period                        2,416            2,671
                                                                  -----------      -----------

Cash and cash equivalents at end of period                            $ 2,371      $     2,833
                                                                  ===========      ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (the Company) as of and for the three months ended April 30, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim  periods.  The  interim  financial  statements  should  be  read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2003. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended April 30, 2003 and 2002. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2003.

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

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended April 30 (unaudited and amounts in thousands):

                                                         Three Months Ended
                                                        --------------------
                                                          2003        2002
                                                        --------    --------
        SELECTED STATEMENT OF OPERATIONS DATA:
        (in thousands, except per share data)

        Gross sales                                     $  5,236    $  5,285
                                                        ========    ========

        Net income                                      $     51    $     28
                                                        ========    ========

        Earnings per share                              $  0.011    $  0.006
                                                        ========    ========

                           BOWLIN TRAVEL CENTERS, INC.


COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2003 AND APRIL 30, 2002

Gross sales at the Company's travel centers decreased by 0.9% to $5.236 million for the three months ended April 30, 2003, from $5.285 million for the three months ended April 30, 2002. Merchandise sales decreased 7.4% to $2.042 million for the three months ended April 30, 2003, from $2.204 million for the three months ended April 30, 2002. The decrease is primarily due to uncertainties related to the national economy and the war in Iraq. Gasoline sales increased 6.4% to $2.267 million for the three months ended April 30, 2003, from $2.130 million for the same period in 2002. The increase is primarily due to increases in retail market prices for the three months ended April 30, 2003 as compared to the three months ended April 30, 2002. Restaurant sales increased 7.2% to $534,000 for the three months ended April 30, 2003, from $498,000 for the three months ended April 30, 2002. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 13.2% to $393,000 for the three months ended April 30, 2003, from $453,000 for the three months ended April 30, 2002. The decrease is primarily due to one wholesale location in the three months ended April 30, 2002, not present in the three months ended April 30, 2003.

Cost of goods sold decreased 1.7% to $3.395 million for the three months ended April 30, 2003, from $3.454 million for the three months ended April 30, 2002. Merchandise cost of goods decreased 8.2% to $863,000 for the three months ended April 30, 2003, from $940,000 for the three months ended April 30, 2002. The decrease directly corresponds to the decrease in merchandise sales. Gasoline cost of goods increased 4.3% to $2.014 million for the three months ended April 30, 2003, from $1.931 million for the three months ended April 30, 2002. The increase is primarily attributable to cost increases for the three months ended April 30, 2003, compared to April 30, 2002. Restaurant cost of goods decreased 5.6% to $134,000 for the three months ended April 30, 2003, from $142,000 for the three months ended April 30, 2002. The decrease is a result of more efficient management of costs. Wholesale gasoline cost of goods decreased 12.9% to $384,000 for the three months ended April 30, 2003, from $441,000 for the three months ended April 30, 2002. The decrease directly corresponds to the decrease in wholesale gasoline sales. Cost of goods sold as a percentage of gross revenues improved for the three months ended April 30, 2003 to 64.8%, as compared to 65.4% for the three months ended April 30, 2002.

Gross profit increased 0.6% to $1.749 million for the three months ended April 30, 2003, from $1.738 million for the three months ended April 30, 2002. The increase is primarily attributable to improved management of cost of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 0.6% to $1.504 million for the three months ended April 30, 2003, from $1.495 million for the three months ended April 30, 2002. The increase is primarily due to increases in personnel, as well as continuing bonuses and commissions for travel center personnel related to sales incentive programs.

Depreciation and amortization expense decreased 7.9% to $174,000 for the three months ended April 30, 2003 from $189,000 for the three months ended April 30, 2002. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall increase in operating income of 31.5% to $71,000 for the three months ended April 30, 2003, compared to operating income of $54,000 for the three months ended April 30, 2002.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income

                           BOWLIN TRAVEL CENTERS, INC.


decreased 29.6% to $19,000 for the three months ended April 30, 2003, from $27,000 for the three months ended April 30, 2002. The decrease is due to lower cash balances in the current period as well as lower interest rates. Gain on the sale of property and equipment for the three months ended April 30, 2003 was $21,000, compared to a gain on the sale of property and equipment of $1,000 for the three months ended April 30, 2002. Rental income was $22,000 for the three months ended April 30, 2003, compared to $20,000 for the three months ended April 30, 2002. Interest expense decreased 15.8% to $48,000 for the three months ended April 30, 2003, from $57,000 for the three months ended April 30, 2002. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes increased 83.0% to $86,000 for the three months ended April 30, 2003, compared to income before income taxes of $47,000 for the three months ended April 30, 2002. As a percentage of gross revenues, income before income taxes was 1.6% for the three months ended April 30, 2003, compared to 0.9% for the three months ended April 30, 2002.

Income tax expense increased 94.4% to $35,000 for the three months ended April 30, 2003, compared to an income tax expense of $18,000 for the three months ended April 30, 2002. The increase is a result of higher pre-tax income.

The foregoing factors contributed to net income for the three months ended April 30, 2003 of $51,000 compared to a net income of $28,000 for the three months ended April 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003, the Company had working capital of $3.767 million and a current ratio of 2.8:1, compared to working capital of $4.038 million and a current ratio of 3.1:1 as of January 31, 2003. Net cash provided by operating activities was $427,000 for the three months ended April 30, 2003, compared to $489,000 for the three months ended April 30, 2002. Net cash provided by operating activities for the three months ended April 30, 2003 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in operating assets and liabilities partially offset by gains on sales of assets. Net cash provided by operating activities for the three months ended April 30, 2002 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities.

Net cash used in investing activities for the three months ended April 30, 2003 was $313,000, consisting of $423,000 which was used for purchases of property and equipment, partially offset by mortgages receivable and proceeds from the sale of assets. For the three months ended April 30, 2002, net cash used in investing activities was $81,000, consisting of $78,000 which was used for purchases of property and equipment, partially offset by notes receivable of $4,000.

Net cash used in financing activities for the three months ended April 30, 2003 was $159,000, which were payments on long-term debt. For the three months ended April 30, 2002, net cash used in financing activities was $246,000, which were payments on long-term debt.

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

                           BOWLIN TRAVEL CENTERS, INC.


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

          (a)   Exhibits.

                99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               On April 22, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD a press release dated April 22, 2003, announcing revenue results for the fiscal year ended January 31, 2003.

                           BOWLIN TRAVEL CENTERS, INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   June 11, 2003

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

                           BOWLIN TRAVEL CENTERS, INC.


                            CERTIFICATION PURSUANT TO
                           15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Michael L. Bowlin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bowlin Travel Centers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

                           BOWLIN TRAVEL CENTERS, INC.

Date:  June 11, 2003

                                       /s/ MICHAEL L. BOWLIN
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer
                                       Bowlin Travel Centers, Inc.

                           BOWLIN TRAVEL CENTERS, INC.

                            CERTIFICATION PURSUANT TO
                           15 U.S.C. 78m(a) OR 78o(d)
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Nina J. Pratz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bowlin Travel Centers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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


Date:  June 11, 2003


                                          /s/ NINA J. PRATZ
                                          --------------------------------------
                                          Nina J. Pratz, Chief Financial Officer
                                          Bowlin Travel Centers, Inc.