Form 10-Q
period 2003-07-31
BOWLIN TRAVEL CENTERS INC
filed 2003-09-11
CIK 1124653

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 2003

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 10, 2003, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                           PAGE NO
                                                                         -------

Item 1.  Financial Statements

         Condensed Balance Sheets as of July 31, 2003
         and January 31, 2003............................................    2

         Condensed Statements of Income for the Three Months
         and Six Months Ended July 31, 2003 and 2002.....................    3

         Condensed Statements of Cash Flows for the Six Months
         Ended July 31, 2003 and 2002....................................    4

         Notes to the Condensed Financial Statements.....................    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................    5

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.....................................................    9

Item 4.  Controls and Procedures.........................................    9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   10

Item 2.  Changes in Securities and Use of Proceeds.......................   10

Item 3   Defaults Upon Senior Securities.................................   10

Item 4.  Submission of Matters to a Vote of Security Holders.............   10

Item 5.  Other Information...............................................   10

Item 6.  Exhibits and Reports on Form 8-K................................   10

         Signatures......................................................   10

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 July 31,       January 31,
                                                                   2003            2003
                                                               (Unaudited)
                                                               -----------      -----------
                                 ASSETS
Current assets:
     Cash and cash equivalents                                 $     1,421      $     2,416
     Accounts receivable                                               108              106
     Accounts receivable, related parties                                5                4
     Inventories                                                     2,806            3,094
     Prepaid expenses                                                  411              309
     Mortgages receivable, current maturities                            8                9
     Notes receivable                                                   46               33
                                                               -----------      -----------
          Total current assets                                       4,805            5,971

Property & equipment, net                                            9,844            9,167
Intangible assets, net                                                 223              240
Interest receivable                                                     19               27
Investment in bond                                                   1,000               --
Investment in real estate                                              518              475
Mortgages receivable                                                   151              301
Notes receivable                                                       167              202
                                                               -----------      -----------
          Total assets                                         $    16,727      $    16,383
                                                               ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                          $     1,012      $       995
     Current installments of long-term debt                            666              647
     Accrued liabilities                                               467              256
     Deferred revenue                                                    5               33
     Income taxes payable                                               77                2
                                                               -----------      -----------
          Total current liabilities                                  2,227            1,933

Deferred income taxes                                                  592              590
Long-term debt, less current installments                            3,060            3,400
                                                               -----------      -----------
          Total liabilities                                          5,879            5,923
                                                               -----------      -----------
Stockholders' equity:
     Preferred stock, $0.001 par value; 1,000,000 shares
       authorized, none issued or outstanding at July 31,
       2003 and January 31, 2003                                        --               --
     Common stock, $.001 par value; 10,000,000 shares
       authorized, 4,583,348 issued and outstanding at
       July 31, 2003 and January 31, 2003                                5                5
     Additional paid in capital                                      9,775            9,775
     Retained earnings                                               1,068              680
                                                               -----------      -----------
          Total stockholders' equity                                10,848           10,460
                                                               -----------      -----------
          Total liabilities and stockholders' equity           $    16,727      $    16,383
                                                               ===========      ===========


           See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                             Three Months Ended                  Six Months Ended
                                        ----------------------------      ----------------------------
                                          July 31,         July 31,         July 31,         July 31,
                                            2003             2002             2003             2002
                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                        -----------      -----------      -----------      -----------
Gross sales                             $     6,374      $     6,845      $    11,611      $    12,130
Less discounts on sales                         140              120              232              212
                                        -----------      -----------      -----------      -----------
     Net sales                                6,234            6,725           11,379           11,918

Cost of goods sold                            3,803            4,368            7,198            7,821
                                        -----------      -----------      -----------      -----------
     Gross profit                             2,431            2,357            4,181            4,097

General and administrative expenses          (1,740)          (1,628)          (3,245)          (3,122)
Depreciation and amortization                  (164)            (184)            (338)            (373)
                                        -----------      -----------      -----------      -----------
     Operating income                           527              545              598              602

Non-operating income (expense):
     Interest income                             32               28               51               54
     Gain on sale of property and
     equipment                                   11                3               31                5
     Interest expense                           (46)             (57)             (94)            (115)
     Miscellaneous income                        --               39                1               40
     Rental income                               23               23               45               43
                                        -----------      -----------      -----------      -----------
     Total non-operating income
     (expense)                                   20               36               34               27
                                        -----------      -----------      -----------      -----------

Income before income taxes                      547              581              632              629
Income taxes                                    209              208              244              226
                                        -----------      -----------      -----------      -----------
Net income                              $       338      $       373      $       388      $       403
                                        ===========      ===========      ===========      ===========
Earnings per share:
     Basic and diluted                  $      0.07      $      0.08      $      0.09      $      0.09
                                        ===========      ===========      ===========      ===========
     Weighted average common shares
     outstanding                          4,583,348        4,583,348        4,583,348        4,583,348
                                        ===========      ===========      ===========      ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 For the Six Months Ended
                                                               ----------------------------
                                                                 July 31,         July 31,
                                                                   2003            2002
                                                               (Unaudited)      (Unaudited)
                                                               -----------      -----------
Cash flows from operating activities:
     Net income                                                $       388      $       403
     Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                               338              373
           Amortization of loan fee                                     12               14
           Gain (loss) on sale of property and equipment               (31)              (5)
           Deferred income taxes                                         3               (8)
           Changes in operating assets and liabilities,net             458              536
                                                               -----------      -----------
                Net cash provided by operating activities            1,168            1,313
                                                               -----------      -----------
Cash flows from investing activities:
     Proceeds from sale of assets                                       56                4
     Purchases of property and equipment, net                       (1,035)            (179)
     Accrued interest receivable                                         8               16
     Investment in bond                                             (1,000)              --
     Investment in real estate                                         (42)              --
     Mortgages receivable, net                                         149                2
     Notes receivable, net                                              22               17
                                                               -----------      -----------
                Net cash used in investing activities               (1,842)            (140)
                                                               -----------      -----------
Cash flows from financing activities:
      Payments on long-term debt                                      (321)            (399)
                                                               -----------      -----------
                Net cash used in financing activities                 (321)            (399)
                                                               -----------      -----------

Net (decrease) increase in cash and cash equivalents                  (995)             774
Cash and cash equivalents at beginning of period                     2,416            2,671
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $     1,421      $     3,445
                                                               ===========      ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. The condensed financial statements of Bowlin Travel Centers, Inc. (the Company) as of and for the three months and six months ended July 31, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2003. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. On May 19, 2003, the Company transferred $1,000,000 into a bond with the Federal Home Loan Bank. The bond has a maturity date of May 19, 2010 that bears semi-annual interest of 4.24% and has a six month call provision.

3. In July 2003, the Company entered into a revolving line of credit with one of its existing lenders in the amount of $2,000,000 to fund capital expenditures. The note will bear interest based on prime rate. As of July 31, 2003, there were no amounts drawn on this credit agreement.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended July 31, 2003 and 2002. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2003.

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

                           BOWLIN TRAVEL CENTERS, INC.


RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months and six months ended July 31 (unaudited and amounts in thousands):

                                          Three Months Ended        Six Months Ended
                                          ------------------     ---------------------
                                           2003        2002        2003         2002
                                          ------      ------     --------     --------
SELECTED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

Gross sales                               $6,374      $6,845     $ 11,611     $ 12,130
                                          ======      ======     ========     ========

Net income                                $  338      $  373     $    388     $    403
                                          ======      ======     ========     ========

Earnings per share                        $ 0.07      $ 0.08     $   0.09     $   0.09
                                          ======      ======     ========     ========


COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002

Gross sales at the Company's travel centers decreased by 6.9% to $6.374 million for the three months ended July 31, 2003, from $6.845 million for the three months ended July 31, 2002. Merchandise sales decreased 1.6% to $3.038 million for the three months ended July 31, 2003, from $3.087 million for the three months ended July 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected merchandise sales at one location by $74,000 as well uncertainties related to the national economy. Gasoline sales decreased 13.0% to $2.227 million for the three months ended July 31, 2003, from $2.560 million for the same period in 2002. The decrease is primarily due to the major interstate construction project that adversely affected gasoline sales at one location by $340,000. Restaurant sales increased 14.9% to $694,000 for the three months ended July 31, 2003, from $604,000 for the three months ended July 31, 2002. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 30.1% to $415,000 for the three months ended July 31, 2003, from $594,000 for the three months ended July 31, 2002. The decrease is primarily due to an additional wholesale location in the prior period not present in the current period.

Cost of goods sold decreased 12.9% to $3.803 million for the three months ended July 31, 2003, from $4.368 million for the three months ended July 31, 2002. Merchandise cost of goods decreased 1.1% to $1.291 million for the three months ended July 31, 2003, from $1.306 million for the three months ended July 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected merchandise cost of goods at one location by $39,000. Gasoline cost of goods decreased 16.4% to $1.931 million for the three months ended July 31, 2003, from $2.309 million for the three months ended July 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected gas cost of goods at one location by $312,000. Restaurant cost of goods increased 9.1% to $179,000 for the three months ended July 31, 2003, from $164,000 for the three months ended July 31, 2002. The increase directly corresponds to the increase in sales. Wholesale gasoline cost of goods decreased 31.7% to $402,000 for the three months ended July 31, 2003, from $589,000 for the three months ended July 31, 2002. The decrease is primarily due to an additional wholesale location in the prior period not present in the current period. Cost of goods sold as a percentage of gross revenues improved for the three months ended July 31, 2003 to 59.7%, as compared to 63.8% for the three months ended July 31, 2002.

Gross profit increased 3.1% to $2.431 million for the three months ended July 31, 2003, from $2.357 million for the three months ended July 31, 2002. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing.

                           BOWLIN TRAVEL CENTERS, INC.


General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 6.9% to $1.740 million for the three months ended July 31, 2003, from $1.628 million for the three months ended July 31, 2002. The increase is primarily due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as an accrual of executive management bonuses.

Depreciation and amortization expense decreased 10.9% to $164,000 for the three months ended July 31, 2003, from $184,000 for the three months ended July 31, 2002. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall decrease in operating income of 3.3% to $527,000 for the three months ended July 31, 2003, compared to operating income of $545,000 for the three months ended July 31, 2002.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income increased 14.3% to $32,000 for the three months ended July 31, 2003, from $28,000 for the three months ended July 31, 2002. The increase is due to interest earned on the higher yielding bond. Gain on the sale of property and equipment for the three months ended July 31, 2003 was $11,000, compared to a gain on the sale of property and equipment of $3,000 for the three months ended July 31, 2002. Rental income was $23,000 for the three months ended July 31, 2003 and the three months ended July 31, 2002. Interest expense decreased 19.3% to $46,000 for the three months ended July 31, 2003, from $57,000 for the three months ended July 31, 2002. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes decreased 5.9% to $547,000 for the three months ended July 31, 2003, compared to income before income taxes of $581,000 for the three months ended July 31, 2002. As a percentage of gross revenues, income before income taxes was 8.6% for the three months ended July 31, 2003, compared to 8.5% for the three months ended July 31, 2002.

Income tax expense increased 0.5% to $209,000 for the three months ended July 31, 2003, compared to an income tax expense of $208,000 for the three months ended July 31, 2002. The increase is a result of a permanent tax difference for July 31, 2002 that resulted in a reduction to income tax expense for that period only.

The foregoing factors contributed to net income for the three months ended July 31, 2003 of $338,000 compared to a net income of $373,000 for the three months ended July 31, 2002.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2003 AND JULY 31, 2002

Gross sales at the Company's travel centers decreased by 4.3% to $11.611 million for the six months ended July 31, 2003, from $12.130 million for the six months ended July 31, 2002. Merchandise sales decreased 3.8% to $5.079 million for the six months ended July 31, 2003, from $5.282 million for the six months ended July 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected merchandise sales at one location by $114,000. Gasoline sales decreased 4.1% to $4.495 million for the six months ended July 31, 2003, from $4.689 million for the same period in 2002. The decrease is primarily due to the major interstate project that adversely affected gasoline sales at one location by $420,000. Restaurant sales increased 11.5% to $1.229 million for the six months ended July 31, 2003, from $1.102 million for the six months ended July 31, 2002. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 23.6% to $808,000 for the six months ended July 31, 2003, from $1.057 million for the six months ended July 31, 2002. The decrease is primarily due to an additional wholesale location in the prior period not present in the current period.

Cost of goods sold  decreased  8.0% to $7.198  million for the six months  ended
July 31, 2003, from $7.821 million for the six months ended July 31, 2002. Merchandise cost of goods decreased 4.0% to $2.154 million for the six months ended July 31, 2003, from $2.243 million for the six months ended July 31, 2002.

                           BOWLIN TRAVEL CENTERS, INC.


The decrease is primarily due to a major interstate construction project that adversely affected merchandise cost of goods at one location by $60,000. Gasoline cost of goods decreased 7.0% to $3.945 million for the six months ended July 31, 2003, from $4.240 million for the six months ended July 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected gas cost of goods at one location by $390,000. Restaurant cost of goods increased 1.6% to $313,000 for the six months ended July 31, 2003, from $308,000 for the six months ended July 31, 2002. The increase corresponds to the increase in restaurant sales, however, the increase in cost of goods is less than the increase in sales as a result of improved cost controls. Wholesale gasoline cost of goods decreased 23.7% to $786,000 for the six months ended July 31, 2003, from $1.030 million for the six months ended July 31, 2002. The decrease directly corresponds to the decrease in wholesale gasoline sales. Cost of goods sold as a percentage of gross revenues improved for the six months ended July 31, 2003 to 62.0%, as compared to 64.5% for the six months ended July 31, 2002.

Gross profit increased 2.1% to $4.181 million for the six months ended July 31, 2003, from $4.097 million for the six months ended July 31, 2002. The increase is primarily attributable to improved management of cost of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 3.9% to $3.245 million for the six months ended July 31, 2003, from $3.122 million for the six months ended July 31, 2002. The increase is primarily due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as an accrual of executive management bonuses.

Depreciation and amortization expense decreased 9.4% to $338,000 for the six months ended July 31, 2003 from $373,000 for the six months ended July 31, 2002. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall decrease in operating income of 0.7% to $598,000 for the six months ended July 31, 2003, compared to operating income of $602,000 for the six months ended July 31, 2002.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 5.6% to $51,000 for the six months ended July 31, 2003, from $54,000 for the six months ended July 31, 2002. The decrease is due to lower cash balances in the current period offset by the interest earned on the higher yielding bond. Gain on the sale of property and equipment for the six months ended July 31, 2003 was $31,000, compared to a gain on the sale of property and equipment of $5,000 for the six months ended July 31, 2002. Rental income was $45,000 for the six months ended July 31, 2003 compared to $43,000 for the six months ended July 31, 2002. Interest expense decreased 18.3% to $94,000 for the six months ended July 31, 2003, from $115,000 for the six months ended July 31, 2002. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes increased 0.5% to $632,000 for the six months ended July 31, 2003, compared to income before income taxes of $629,000 for the six months ended July 31, 2002. As a percentage of gross revenues, income before income taxes was 5.4% for the six months ended July 31, 2003, compared to 5.2% for the six months ended July 31, 2002.

Income tax expense increased 8.0% to $244,000 for the six months ended July 31, 2003, compared to an income tax expense of $226,000 for the six months ended July 31, 2002. The increase is a result higher pre-tax income partially offset by a permanent tax difference for July 31, 2002 that resulted in a reduction to income tax expense not present in July 31, 2003.

The foregoing factors contributed to net income for the six months ended July 31, 2003 of $388,000 compared to a net income of $403,000 for the six months ended July 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2003, the Company had working capital of $2.578 million and a current ratio of 2.2:1, compared to working capital of $4.038 million and a

                           BOWLIN TRAVEL CENTERS, INC.


current ratio of 3.1:1 as of January 31, 2003. Net cash provided by operating activities was $1.168 million for the six months ended July 31, 2003, compared to $1.313 million for the six months ended July 31, 2002. Net cash provided by operating activities for the six months ended July 31, 2003 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in operating assets and liabilities partially offset by gains on sales of assets. Net cash provided by operating activities for the six months ended July 31, 2002 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities.

Net cash used in investing activities for the six months ended July 31, 2003 was $1.842 million, consisting of $1.035 million which was used for purchases of property and equipment as well as $1.000 million invested in a bond with the Federal Home Loan Bank, partially offset by mortgages receivable and proceeds from the sale of assets. For the six months ended July 31, 2002, net cash used in investing activities was $140,000, consisting of $179,000 which was used for purchases of property and equipment, partially offset by notes and interest receivable.

Net cash used in financing activities for the six months ended July 31, 2003 was $321,000, which were payments on long-term debt. For the six months ended July 31, 2002, net cash used in financing activities was $399,000, which were payments on long-term debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           BOWLIN TRAVEL CENTERS, INC.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities and Use of Proceeds.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibit 10.32 - Loan Agreement with Bank of the West, dated July 10, 2003, by and among the Registrant, Bowlin Travel Centers, Inc., and Bank of the West.

               Exhibit 31.1 - Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

               Exhibit 31.2 - Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

               Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               On June 11, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD a press release dated June 11,2003, announcing revenue results for the quarter ended April 30, 2003.

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

Date: September 11, 2003

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