Form 10-Q
period 2003-10-31
BOWLIN TRAVEL CENTERS INC
filed 2003-12-11
CIK 1124653

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

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

As of December 11, 2003, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

         Condensed Balance Sheets as of October 31, 2003
         and January 31, 2003...........................................    2

         Condensed Statements of Income for the Three Months
         and Nine Months Ended October 31, 2003 and 2002................    4

         Condensed Statements of Cash Flows for the Nine
         Months Ended October 31, 2003 and 2002.........................    5

         Notes to the Condensed Financial Statements....................    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    6

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk....................................................   12

Item 4.  Controls and Procedures........................................   12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   13

Item 2.  Changes in Securities and Use of Proceeds......................   13

Item 3   Defaults Upon Senior Securities................................   13

Item 4.  Submission of Matters to a Vote of Security Holders............   13

Item 5.  Other Information..............................................   13

Item 6.  Exhibits and Reports on Form 8-K...............................   13

         Signatures.....................................................   14

                           BOWLIN TRAVEL CENTERS, INC.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                     October 31,     January 31,
                                                        2003            2003
                                                     (Unaudited)
                                                     -----------     -----------
                    ASSETS

Current assets:
   Cash and cash equivalents                         $     1,272   $       2,416
   Accounts receivable                                       125             106
   Accounts receivable, related parties                        3               4
   Inventories                                             2,826           3,094
   Prepaid expenses                                          300             309
   Mortgages receivable, current maturities                    1               9
   Notes receivable, current maturities                       44              33
                                                     -----------     -----------
         Total current assets                              4,571           5,971

Property and equipment, net                               10,180           9,167
Intangible assets, net                                       200             240
Interest receivable                                           33              27
Investment in bond                                         1,000              --
Investment in real estate                                    522             475
Mortgages receivable                                          --             301
Notes receivable                                             169             202
                                                     -----------     -----------
         Total assets                                $    16,675     $    16,383
                                                     ===========     ===========


                                                                     (Continued)

                           BOWLIN TRAVEL CENTERS, INC.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                     October 31,     January 31,
                                                        2003            2003
                                                     (Unaudited)
                                                     -----------     -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $       972     $       995
   Short term borrowing, bank                                225              --
   Current installments of long-term debt                    688             647
   Accrued liabilities                                       417             256
   Deferred revenue                                           48              33
   Income taxes payable                                        7               2
                                                     -----------     -----------
         Total current liabilities                         2,357           1,933

Deferred income taxes                                        571             590
Long-term debt, less current installments                  2,875           3,400
                                                     -----------     -----------
         Total liabilities                                 5,803           5,923
                                                     -----------     -----------
Stockholders' equity:
   Preferred stock, $0.001 par value; 1,000,000
   shares authorized, none issued or outstanding
   at October 31, 2003 and January 31, 2003                   --              --
   Common stock, $.001 par value; 10,000,000
   shares authorized, 4,583,348 issued and
   outstanding at October 31, 2003 and January 31,
   2003                                                        5               5
   Additional paid in capital                              9,775           9,775
   Retained earnings                                       1,092             680
                                                     -----------     -----------
         Total stockholders' equity                       10,872          10,460
                                                     -----------     -----------
         Total liabilities and stockholders' equity   $   16,675     $    16,383
                                                     ===========     ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                         Condensed Statements of Income
                 (in thousands, except share and per share data)

                                              Three Months Ended             Nine Months Ended
                                          --------------------------    --------------------------

                                          October 31,    October 31,    October 31,    October 31,
                                             2003           2002           2003           2002
                                          (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                          -----------    -----------    -----------    -----------
Gross sales                               $     5,299    $     5,334    $    16,910    $    17,464
Less discounts on sales                           117            102            349            314
                                          -----------    -----------    -----------    -----------
   Net sales                                    5,182          5,232         16,561         17,150

Cost of goods sold                              3,384          3,449         10,583         11,271
                                          -----------    -----------    -----------    -----------
   Gross profit                                 1,798          1,783          5,978          5,879

General and administrative expenses            (1,587)        (1,546)        (4,831)        (4,667)
Depreciation and amortization                    (177)          (183)          (515)          (556)
                                          -----------    -----------    -----------    -----------
   Operating income                                34             54            632            656

Non-operating income (expense):
   Interest income                                 29             30             80             84
   Gain (loss) on sale of
   property and equipment                           2             --             34             (2)
   Interest expense                               (46)           (56)          (141)          (170)
   Miscellaneous income                            --             --              1             46
   Rental income                                   21             22             66             66
                                          -----------    -----------    -----------    -----------

   Total non-operating income (expense)             6             (4)            40             24
                                          -----------    -----------    -----------    -----------

Income before income taxes                         40             50            672            680
Income taxes                                      (16)           (23)          (260)          (249)
                                          -----------    -----------    -----------    -----------
Net income                                $        24    $        27    $       412    $       431
                                          ===========    ===========    ===========    ===========
Earnings per share:
   Basic and diluted                      $      0.01    $      0.01    $      0.09    $      0.09
                                          ===========    ===========    ===========    ===========
   Weighted average common
   Shares outstanding                       4,583,348      4,583,348      4,583,348      4,583,348
                                          ===========    ===========    ===========    ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                             For the Nine Months Ended
                                                            ---------------------------

                                                            October 31,     October 31,
                                                               2003            2002
                                                            (Unaudited)     (Unaudited)
                                                            -----------     -----------
Cash flows from operating activities:
   Net income                                               $       412     $       431
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                515             556
       Amortization of loan fee                                      18              21
       (Gain) loss on sale of property and equipment                (34)              2
       Deferred income taxes                                        (19)            (14)
       Changes in operating assets and liabilities, net             417             456
                                                            -----------     -----------
            Net cash provided by operating activities             1,309           1,452
                                                            -----------     -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                     214               4
   Purchases of property and equipment, net                      (1,686)           (474)
   Accrued interest receivable                                       (6)              6
   Investment in bond                                            (1,000)             --
   Investment in real estate                                        (47)             --
   Mortgages receivable, net                                        309               3
   Notes receivable, net                                             22              25
                                                            -----------     -----------
            Net cash used in investing activities                (2,194)           (436)
                                                            -----------     -----------
Cash flows from financing activities:
   Payments on long-term debt                                      (484)           (553)
   Proceeds from borrowing                                          225              --
                                                            -----------     -----------
            Net cash used in financing activities                  (259)           (553)
                                                            -----------     -----------

Net (decrease) increase in cash and cash equivalents             (1,144)            463
Cash and cash equivalents at beginning of period                  2,416           2,671
                                                            -----------     -----------

Cash and cash equivalents at end of period                  $     1,272     $     3,134
                                                            ===========     ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. The condensed financial statements of Bowlin Travel Centers, Inc. (the "Company") as of and for the three months and nine months ended October 31, 2003 and 2002 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2003. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2. On May 19, 2003, the Company transferred $1,000,000 into a bond with the Federal Home Loan Bank. The bond has a maturity date of May 19, 2010 that bears semi-annual interest of 4.24% and has a six month call provision.

3. In July 2003, the Company entered into a revolving line of credit with one of its existing lenders in the amount of $2,000,000 to fund capital expenditures. The note will bear interest based on prime rate. As of October 31, 2003, $225,000 was drawn on this credit agreement.

4. On October 30, 2003 the Company sold a Dairy Queen located in Deming, New Mexico to a third party for $150,000 cash plus a $10,000 note that bears 7% interest annually and is due and payable on the one year anniversary of the date of closing. The assets had a carrying value of approximately $164,000. The loss on the sale of the Dairy Queen was approximately $4,000.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended October 31, 2003 and 2002. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2003.

                           BOWLIN TRAVEL CENTERS, INC.


The Company's principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States, primarily New Mexico.

The discussion of results of operations, which follows, compares such selected operating data for the interim periods presented.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months and nine months ended October 31 (unaudited and amounts in thousands):

                                              Three Months Ended             Nine Months Ended
                                          --------------------------    --------------------------
                                             2003           2002           2003           2002
                                          -----------    -----------    -----------    -----------
SELECTED STATEMENT OF OPERATIONS DATA:
(in thousands, except per share data)

Gross sales                               $     5,299    $     5,334    $    16,910    $    17,464
                                          ===========    ===========    ===========    ===========
Net income                                $        24    $        27    $       412    $       431
                                          ===========    ===========    ===========    ===========
Earnings per share                        $      0.01    $      0.01    $      0.09    $      0.09
                                          ===========    ===========    ===========    ===========

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002

Gross sales at the Company's travel centers decreased by 0.7% to $5.299 million for the three months ended October 31, 2003, from $5.334 million for the three months ended October 31, 2002. Merchandise sales decreased 5.2% to $2.162 million for the three months ended October 31, 2003, from $2.280 million for the three months ended October 31, 2002. The decrease is due to a major interstate construction project that adversely affected merchandise sales at one location by $53,000 as well uncertainties related to the national economy. Gasoline sales decreased 7.7% to $2.038 million for the three months ended October 31, 2003, from $2.207 million for the same period in 2002. The decrease is primarily due to the major interstate construction project that adversely affected gasoline sales at one location by $363,000. Restaurant sales increased 14.1% to $535,000 for the three months ended October 31, 2003, from $469,000 for the three months ended October 31, 2002. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers increased 49.2% to $564,000 for the three months ended October 31, 2003, from $378,000 for the three months

                           BOWLIN TRAVEL CENTERS, INC.


ended October 31, 2002. The increase is primarily due to an increase in sales at one independent retailer.

Cost of goods sold decreased 1.9% to $3.384 million for the three months ended October 31, 2003, from $3.449 million for the three months ended October 31, 2002. Merchandise cost of goods decreased 6.2% to $915,000 for the three months ended October 31, 2003, from $975,000 for the three months ended October 31, 2002. The decrease is due to a major interstate construction project that adversely affected merchandise cost of goods at one location by $35,000 as well uncertainties related to the national economy. Gasoline cost of goods decreased 10.9% to $1.775 million for the three months ended October 31, 2003, from $1.992 million for the three months ended October 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected gas cost of goods at one location by $333,000. Restaurant cost of goods increased 27.0% to $146,000 for the three months ended October 31, 2003, from $115,000 for the three months ended October 31, 2002. The increase corresponds to the increase in sales. Wholesale gasoline cost of goods increased 49.3% to $548,000 for the three months ended October 31, 2003, from $367,000 for the three months ended October 31, 2002. The increase directly corresponds to the increase in sales at one independent retailer. Cost of goods sold as a percentage of gross revenues improved for the three months ended October 31, 2003 to 63.9%, as compared to 64.7% for the three months ended October 31, 2002.

Gross profit increased 0.8% to $1.798 million for the three months ended October 31, 2003, from $1.783 million for the three months ended October 31, 2002. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 2.7% to $1.587 million for the three months ended October 31, 2003, from $1.546 million for the three months ended October 31, 2002. The increase is primarily due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as an accrual of management bonuses.

Depreciation and amortization expense decreased 3.3% to $177,000 for the three months ended October 31, 2003, from $183,000 for the three months ended October 31, 2002. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall decrease in operating income of 37.0% to $34,000 for the three months ended October 31, 2003, compared to operating income of $54,000 for the three months ended October 31, 2002.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 3.3% to $29,000 for the three months ended October 31, 2003, from

                           BOWLIN TRAVEL CENTERS, INC.


$30,000 for the three months ended October 31, 2002. The decrease is due to lower cash balances in the current period offset by the interest earned on the higher yielding bond. Gain on the sale of property and equipment for the three months ended October 31, 2003 was $2,000. There was no gain or loss on the sale of property and equipment for the three months ended October 31, 2002. Rental income was $21,000 for the three months ended October 31, 2003, compared to $22,000 for the three months ended October 31, 2002. Interest expense decreased 17.9% to $46,000 for the three months ended October 31, 2003, from $56,000 for the three months ended October 31, 2002. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes decreased 20.0% to $40,000 for the three months ended October 31, 2003, compared to income before income taxes of $50,000 for the three months ended October 31, 2002. As a percentage of gross revenues, income before income taxes was 0.8% for the three months ended October 31, 2003, compared to 0.9% for the three months ended October 31, 2002.

Income tax expense decreased 30.4% to $16,000 for the three months ended October 31, 2003, compared to an income tax expense of $23,000 for the three months ended October 31, 2002. The decrease is a result of lower pre-tax income.

The foregoing factors contributed to net income for the three months ended October 31, 2003 of $24,000 compared to a net income of $27,000 for the three months ended October 31, 2002.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2003 AND OCTOBER 31, 2002

Gross sales at the Company's travel centers decreased by 3.2% to $16.910 million for the nine months ended October 31, 2003, from $17.464 million for the nine months ended October 31, 2002. Merchandise sales decreased 4.2% to $7.241 million for the nine months ended October 31, 2003, from $7.561 million for the nine months ended October 31, 2002. The decrease is due to a major interstate construction project that adversely affected merchandise sales at one location by $167,000 as well uncertainties related to the national economy. Gasoline sales decreased 5.3% to $6.533 million for the nine months ended October 31, 2003, from $6.897 million for the same period in 2002. The decrease is primarily due to the major interstate project that adversely affected gasoline sales at one location by $783,000. Restaurant sales increased 12.2% to $1.763 million for the nine months ended October 31, 2003, from $1.571 million for the nine months ended October 31, 2002. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 4.3% to $1.373 million for the nine months ended October 31, 2003, from $1.435 million for the nine months ended October 31, 2002. The decrease is primarily due to an additional wholesale location in the prior nine month period not present in the current period.

Cost of goods sold decreased 6.1% to $10.583 million for the nine months ended October 31, 2003, from $11.271 million for the nine months ended October 31, 2002. Merchandise cost of goods decreased 4.6% to $3.070 million for the nine

                           BOWLIN TRAVEL CENTERS, INC.


months ended October 31, 2003, from $3.217 million for the nine months ended October 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected merchandise cost of goods at one location by $95,000 as well uncertainties related to the national economy. Gasoline cost of goods decreased 8.2% to $5.720 million for the nine months ended October 31, 2003, from $6.233 million for the nine months ended October 31, 2002. The decrease is primarily due to a major interstate construction project that adversely affected gas cost of goods at one location by $723,000. Restaurant cost of goods increased 8.5% to $460,000 for the nine months ended October 31, 2003, from $424,000 for the nine months ended October 31, 2002. The increase corresponds to the increase in restaurant sales; however, the increase in cost of goods is less than the increase in sales as a result of improved cost controls. Wholesale gasoline cost of goods decreased 4.6% to $1.333 million for the nine months ended October 31, 2003, from $1.397 million for the nine months ended October 31, 2002. The decrease is primarily due to an additional wholesale location in the prior nine month period not present in the current period. Cost of goods sold as a percentage of gross revenues improved for the nine months ended October 31, 2003 to 62.6%, as compared to 64.5% for the nine months ended October 31, 2002.

Gross profit increased 1.7% to $5.978 million for the nine months ended October 31, 2003, from $5.879 million for the nine months ended October 31, 2002. The increase is primarily attributable to improved management of cost of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 3.5% to $4.831 million for the nine months ended October 31, 2003, from $4.667 million for the nine months ended October 31, 2002. The increase is primarily due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as an accrual of management bonuses.

Depreciation and amortization expense decreased 7.4% to $515,000 for the nine months ended October 31, 2003 from $556,000 for the nine months ended October 31, 2002. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall decrease in operating income of 3.7% to $632,000 for the nine months ended October 31, 2003, compared to operating income of $656,000 for the nine months ended October 31, 2002.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 4.8% to $80,000 for the nine months ended October 31, 2003, from $84,000 for the nine months ended October 31, 2002. The decrease is due to lower cash balances in the current period offset by the interest earned on the higher yielding bond. Gain on the sale of property and equipment for the nine months ended October 31, 2003 was $34,000, compared to a loss on the sale of property

                           BOWLIN TRAVEL CENTERS, INC.


and equipment of $2,000 for the nine months ended October 31, 2002. Rental income was $66,000 for the nine months ended October 31, 2003 as well as the nine months ended October 31, 2002. Interest expense decreased 17.1% to $141,000 for the nine months ended October 31, 2003, from $170,000 for the nine months ended October 31, 2002. The decrease is primarily due to lower interest rates as well as lower debt balances.

Income before income taxes decreased 1.2% to $672,000 for the nine months ended October 31, 2003, compared to income before income taxes of $680,000 for the nine months ended October 31, 2002. As a percentage of gross revenues, income before income taxes was 4.0% for the nine months ended October 31, 2003, compared to 3.9% for the nine months ended October 31, 2002.

Income tax expense increased 4.4% to $260,000 for the nine months ended October 31, 2003, compared to an income tax expense of $249,000 for the nine months ended October 31, 2002. The increase is a result of a permanent tax difference for October 31, 2002 that resulted in a reduction to income tax expense that is not present in October 31, 2003.

The foregoing factors contributed to net income for the nine months ended October 31, 2003 of $412,000 compared to a net income of $431,000 for the nine months ended October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2003, the Company had working capital of $2.214 million and a current ratio of 1.9:1, compared to working capital of $4.038 million and a current ratio of 3.1:1 as of January 31, 2003. Net cash provided by operating activities was $1.309 million for the nine months ended October 31, 2003, compared to $1.452 million for the nine months ended October 31, 2002. Net cash provided by operating activities for the nine months ended October 31, 2003 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in operating assets and liabilities partially offset by gains on sales of assets. Net cash provided by operating activities for the nine months ended October 31, 2002 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities.

Net cash used in investing activities for the nine months ended October 31, 2003 was $2.194 million, consisting of $1.686 million which was used for purchases of property and equipment as well as $1.000 million invested in a bond with the Federal Home Loan Bank, partially offset by mortgages receivable and proceeds from the sale of assets. For the nine months ended October 31, 2002, net cash used in investing activities was $436,000, consisting of $474,000, which was used for purchases of property and equipment, partially offset by notes.

Net cash used in financing activities for the nine months ended October 31, 2003 was $259,000, which were payments on long-term debt partially offset by proceeds from borrowing. For the nine months ended October 31,2002, net cash used in financing activities was $553,000, which were payments on long-term debt.

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

ITEM 4.  CONTROLS AND PROCEDURES.

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


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities and Use of Proceeds.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit 10.33 - Purchase and Sale Agreement, dated October 30, 2003, by and between Bowlin Travel Centers, Inc., William D. Kennon and Deming Fast Foods, Inc., for the real estate known as a Dairy Queen restaurant business located in Deming, New Mexico.

               Exhibit 31.1 - Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

               Exhibit 31.2 - Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

               Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               On September 11, 2003, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD a press release dated September 11, 2003, announcing revenue results for the quarter ended July 31, 2003.

                           BOWLIN TRAVEL CENTERS, INC.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 11, 2003

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