Form 10-K
period 2004-01-31
BOWLIN TRAVEL CENTERS INC
filed 2004-04-15
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at July 31, 2003 was $2,533,539.

The number of shares of Common Stock, $.001 par value, outstanding as of April 15, 2004: 4,583,348

FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of Bowlin Travel Centers, Inc., a Nevada corporation (the "Company" or "Bowlin Travel Centers"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company's actual results to differ materially from those contained in these forward-looking statements, including those set forth under the heading "RISK FACTORS" under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the risks and other factors described elsewhere. The cautionary factors, risks and other factors presented should not be construed as exhaustive. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.


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

     Prior to August 8, 2000, the Company's travel centers were owned and operated as a business segment of Bowlin Outdoor. Bowlin Outdoor operated two business segments: travel centers and outdoor advertising. Bowlin Outdoor's common stock was traded on the American Stock Exchange and was a public reporting company. On January 30, 2001, the Company became an independent company through a spin-off transaction whereby shares of the Company's common stock were distributed to the shareholders of Bowlin Outdoor.

RECENT DEVELOPMENTS

     On October 30, 2003, the Company sold one of its Dairy Queens located in Deming, New Mexico. Certain asssets, including building and equipment, were sold to a third party for $150,000 cash and a note receivable for $10,000. The note receivable has a stated interest rate of 7% with the balance due August 2004. The assets sold had a carrying value of $164,292. The loss on the sale of the Dairy Queen was $4,292.

SUBSEQUENT EVENT

       On March 24, 2004, the Company disposed of land and building located in Las Cruces, New Mexico to a third party. The assets had a carrying book value of approximately $268,000. The Company exchanged the assets for land and building adjacent to the Company's warehouse facility located in Las Cruces, New Mexico. The fair value of assets received and the carrying value of the assets exchanged by the Company was approximately equal. Therefore, no gain or loss was recorded on the transaction.

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

     The Company's travel centers offer brand name gasoline such as ExxonMobil, CITGO, and Chevron. The Company is an authorized distributor of ExxonMobil and CITGO petroleum products. Seven of the Company's locations are ExxonMobil stations and three of its locations are CITGO stations. One travel center is a Chevron station.

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

o The Company intends to continue to increase sales at existing locations through ongoing renovation and upgrading of facilities, including gasoline sales by focusing on the marketing of ExxonMobil and CITGO gasoline brands through its travel center outlets.

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

     The Company currently operates five Dairy Queens at its travel centers. It has individual franchise agreements for each Dairy Queen operated at the travel centers. None of these agreements are exclusive nor do they prevent the Company from entering into agreements with other food franchisors. Several of the agreements have different termination provisions and are effective for different terms. Under three of the Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that it is in breach of the agreement and Dairy Queen has not cured that breach within thirty days of our notice. Dairy Queen may terminate either of these agreements if it delivers notice to the Company that it is in breach of the agreement and it does not cure that breach within 14 days of that notice.

     The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance. Periodic improvements typically include new awnings and facings, new signage and enhanced lighting, furnishings, buildings and parking lot improvements.

     The Company is an authorized ExxonMobil and CITGO distributor. The Company sells ExxonMobil gasoline at seven travel centers, and CITGO gasoline at three travel centers. One of the travel centers sells Chevron gasoline.

     The fact that the Company is an authorized ExxonMobil and CITGO distributor has significance in the Company's industry. As licensed distributors for ExxonMobil and CITGO, the Company purchases gasoline directly from ExxonMobil and CITGO as direct marketers at the lowest wholesale prices they offer. Prior to becoming a licensed distributor, the Company purchased gasoline through other distributors, paying a distributor's markup price. This required the Company to negotiate and enter into agreements with other distributors to try to purchase gasoline at the lowest possible price. The ExxonMobil and CITGO distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from these suppliers.

     The ExxonMobil distribution agreement has a three-year term beginning April 1, 2002 and expiring March 31, 2005. The CITGO distribution agreement has an initial three-year term beginning February 1, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. ExxonMobil's and CITGO's ability to terminate or refuse to renew the agreement is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company's distribution area. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

     The Company's agreements with ExxonMobil and CITGO do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. The amount of required gasoline purchase ranges from a low of 78,000 gallons to a high of 234,000 gallons per month. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. Since the effective date of the ExxonMobil distribution agreement, purchases of ExxonMobil products have not met the minimum quantities. Since the effective date of the CITGO agreement, purchases have not met the minimum quantities. There are no penalties associated with not meeting the minimum quantities for ExxonMobil or CITGO. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

     In addition to the requirement to purchase minimum amounts under the ExxonMobil and CITGO distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

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

     Gasoline   wholesaling   revenues  as  a  percentage   of  Gross   Revenues
(unaudited):

FISCAL YEAR ENDED     GROSS REVENUES     REVENUE FROM GASOLINE       PERCENTAGE OF GROSS
   JANUARY 31,                                WHOLESALING          REVENUES ATTRIBUTABLE TO
                                                                     GASOLINE WHOLESALING
-----------------     --------------     ---------------------     ------------------------
      2000             $27,242,000            $1,672,000                     6.14
      2001             $27,164,000            $1,802,000                     6.63
      2002             $23,649,000            $2,126,000                     8.99
      2003             $22,603,000            $1,789,000                     7.91
      2004             $21,952,000            $1,434,000                     6.53

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

EMPLOYEES

     As of January 31, 2004, the Company had approximately 129 full-time and 52 part-time employees; 43 were located in Arizona, 138 were located in New Mexico. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

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

TRADEMARKS

     The Company operates its travel centers under a number of its own trademarks such as The Thing, Trails West, Butterfield Station and Bowlin's Running Indian, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, ExxonMobil and CITGO trademarks. The Company's right to use the trademarks Dairy Queen, Dairy Queen/Brazier, ExxonMobil and CITGO are derived from the agreements entered into with these companies, and these rights expire when those agreements expire or are terminated. The Company has a Federal trademark for "BOWLIN" that is effective through 2008. All other rights to trade names that the Company uses in its operations are protected through common law or state rights granted through a registration process. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that, other than its Federal trademark for "BOWLIN", none of the trademarks owned are material to overall business; however, the loss of one or more of our licensed trademarks could have an adverse effect.

TRADEMARK / TRADE NAME         WHERE REGISTERED       EXPIRATION OF REGISTRATION
----------------------     ------------------------   --------------------------

BOWLIN                     United States Patent and        October 27, 2008
                               Trademark Office
Trails West                       New Mexico                 July 29, 2004
Bowlin's Running Indian           New Mexico                March 30, 2006
Bowlin Travel Centers              Arizona                  April 26, 2006


ITEM 2. PROPERTIES

     As of January 31, 2004, the Company operated eleven travel centers, nine of which are in New Mexico and two of which are in Arizona. The Company owns the real estate and improvements where seven of its travel centers are located, all of which are subject to mortgages. Four of the Company's existing travel centers are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to thirty-five years, assuming exercise by the Company of all renewal options available under certain leases.

     The Company's principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company's principal office space is subject to a mortgage, which matures on November 1, 2005, and the principal balance accrues interest at the bank's prime rate (4% at January 31, 2004). The Company owns a central warehouse and distribution facility occupying approximately 27,000 square feet in Las Cruces, New Mexico. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of April 15, 2004, there were 4,583,348 shares of common stock of Bowlin Travel Centers outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers. Shares of the common stock of the Company are traded on the OTC
Bulletin Board under the symbol "BWTL". On April 15, 2004, there were approximately 28 holders of record of the Company's common stock. The following table sets forth the high and low sales prices for the Company's common stock for each quarter during the past two fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     Fiscal Year Ended
     January 31, 2003                           High                 Low
     -----------------                          ----                 ---

     Fiscal Quarter Ended 4/30                 $ 1.75              $ 1.35
     Fiscal Quarter Ended 7/31                 $ 1.80              $ 1.50
     Fiscal Quarter Ended 10/31                $ 1.85              $ 1.55
     Fiscal Quarter Ended 1/31                 $ 1.61              $ 1.26


     Fiscal Year Ended
     January 31, 2004                           High                 Low
     -----------------                          ----                 ---

     Fiscal Quarter Ended 4/30                  $1.90               $1.26
     Fiscal Quarter Ended 7/31                  $2.00               $1.60
     Fiscal Quarter Ended 10/31                 $2.00               $1.60
     Fiscal Quarter Ended 1/31                  $2.00               $1.75

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below are derived from the audited financial statements of the Company for the five years ended January 31, 2004. The data presented below should be read in conjunction with the audited financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

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

                            SELECTED FINANACIAL DATA

                                            --------------------------------------------------------------------
                                                                YEARS ENDED JANUARY 31, *
                                            --------------------------------------------------------------------
                                                2004           2003          2002          2001          2000
                                            --------------------------------------------------------------------
STATEMENT OF INCOME DATA:

Net sales                                   $21,466,511    $22,183,398   $23,224,102   $26,765,264   $26,855,781
                                            ===========    ===========   ===========   ===========   ===========
Net income                                  $   493,894    $   507,258   $   173,234   $   298,812   $   487,366
                                            ===========    ===========   ===========   ===========   ===========
Earnings per share                          $      0.11    $      0.11   $      0.04   $      0.07   $      0.11
                                            ===========    ===========   ===========   ===========   ===========
BALANCE SHEET DATA (AT END OF PERIOD):

Total assets                                $17,456,106    $16,383,388   $16,532,141   $18,527,507   $16,990,676
                                            ===========    ===========   ===========   ===========   ===========
Long-term debt, including current
maturities                                  $ 4,154,869    $ 4,046,640   $ 4,684,334   $ 5,940,469   $ 6,723,555
                                            ===========    ===========   ===========   ===========   ===========

* The Company did not operate independently during fiscal periods 2001 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 2004, 2003 and 2002. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company's fiscal year ending January 31 of such year.

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

FISCAL YEAR ENDED JANUARY 31, 2004 (FISCAL 2004) COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2003 (FISCAL 2003)

     Gross sales at the Company's travel centers decreased 2.9% to $21.952 million for fiscal 2004, from $22.603 million for fiscal 2003. Merchandise sales decreased 3.7% to $9.387 million for fiscal 2004, from $9.750 million for fiscal 2003. The decrease is primarily due a major interstate construction project that adversely affected merchandise sales at one location by $226,000 as well as uncertainties in the national economy. Gasoline sales decreased 5.0% to $8.605 million for fiscal 2004, from $9.058 million for fiscal 2003. The decrease is primarily due to a major interstate project that adversely affected gasoline sales at one location by $1.110 million. Restaurant sales increased 10.2% to $2.211 million for fiscal 2004, from $2.006 million for fiscal 2003. The increase is primarily due new sales incentive programs in the current fiscal year as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 2.2% to $1.749 million for fiscal 2004, from $1.789 million for fiscal 2003. The decrease is due to a general decline in highway travel for fiscal 2004 compared to fiscal 2003 as well as a discontinued wholesale location that was present in fiscal 2003 not present in fiscal 2004.

     Cost of goods sold for the travel centers decreased 6.2% to $13.450 million for fiscal 2004, from $14.333 million for fiscal 2003. Merchandise cost of goods decreased 7.3% to $3.614 million for fiscal 2004, from $3.897 million for fiscal 2003. The decrease directly corresponds to the decrease in merchandise sales that adversely affected one location by $129,000, improved purchase pricing as well as maintaining mark-ups. Gasoline cost of goods decreased 7.5% to $7.547 million for fiscal 2004, from $8.157 million for fiscal 2003. The decrease directly corresponds to the decrease in gasoline sales that adversely affected gas cost of goods at one location by $1.001 million. Restaurant cost of goods increased 11.1% to $589,000 for fiscal 2004, from $530,000 for fiscal 2003. The increase directly corresponds to the increase in restaurant sales. Wholesale gasoline cost of goods decreased 2.8% to $1.700 million in fiscal 2004, from $1.749 million for fiscal 2003. The decrease is primarily due to an additional wholesale location in the prior year not present in the current year. Cost of goods sold as a percentage of gross revenues improved for fiscal 2004 to 61.3%, compared to 63.4% for fiscal 2003.

     Gross profit for the travel centers increased 2.1% to $8.017 million for fiscal 2004 from $7.851 million for fiscal 2003. The increase is primarily due attributable to improved management of cost of goods due to increases in volume purchasing.

     General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses for the travel centers increased 3.8% to $6.573 million for fiscal 2004, from $6.330 million for fiscal 2003. The increase is primarily due to bonuses related to the new sales incentive programs present in the current fiscal year. The increase is also due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as an accrual of management bonuses.

     Depreciation and amortization expenses decreased by 6.8% to $685,000 for fiscal 2004, from $735,000 for fiscal 2003. The decrease is primarily associated with assets becoming fully depreciated.

     The above factors contributed to a decrease in travel centers operating income of 3.4% to $759,000 for fiscal 2004, from $786,000 for fiscal 2003.

     Other income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income decreased 15.1% to $90,000 in fiscal 2004, from $106,000 in fiscal 2003. The decrease is primarily due to lower cash balances in the current period partially offset by the interest earned on a 4.24% bond held for approximately nine months in fiscal 2004. Gains from the sale of property and equipment increased to $54,000 in fiscal 2004 from $4,000 in fiscal in 2003. Property and equipment sold in fiscal year 2004 include land, one of the Company's Dairy Queens, a lot and manufactured home associated with the Company's investment in real estate, various vehicles as well as three gas tanks. Miscellaneous income decreased 97.5% to $1,000 in fiscal 2004, from $40,000 in fiscal 2003. The decrease is primarily due to a refund of excise taxes in the second quarter of fiscal 2003 not present in fiscal 2004. Rental income was $89,000 in fiscal 2004, compared to $87,000 in fiscal 2003. The Company leases available office space at the Company's corporate headquarters. Interest expense decreased 15.5% to $185,000 for fiscal 2004, from $219,000 for fiscal 2003. The decrease is primarily attributable to lower interest rates as well as lower debt balances for most of fiscal 2004.

     Income before income taxes increased 0.5% to $809,000 for fiscal 2004, from $805,000 for fiscal 2003. The increase is primarily due to the decrease in cost of goods sold, a decrease in miscellaneous income and a decrease in interest expense partially offset by the increase in general and administrative expenses. As a percentage of gross revenues, income before income taxes increased to 3.7% for fiscal 2004, from 3.6% for fiscal 2003.

     Income taxes increased to $315,000 for fiscal 2004, compared to $298,000 for fiscal 2003, as a result of higher pre-tax income and the $40,000 excise tax refund that reduced taxable income in fiscal 2003. The effective tax rate for fiscal 2004 was 38.9%, compared to 37.0% for fiscal 2003.

     The foregoing factors contributed to the Company's decrease in net income for fiscal 2004 to $494,000, compared to $507,000 for fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 2004, the Company had working capital of $3.791 million compared to working capital of $4.038 million at January 31, 2003. At January 31, 2004, the company had a current ratio of 2.6:1 compared to a current ratio of 3.1:1 at January 31, 2003 ("current ratio" is the ratio of current assets to current liabilities). The decrease in working capital is primarily due to a decrease in cash of $177,000, increases in inventory of $159,000 and prepaid expenses of $204,000, partially offset by an increase in accounts payable and accrued liabilities of $269,000.

     The net cash provided by operating activities was $1.260 million at January 31, 2004, compared to $1.281 million at January 31, 2003. During fiscal 2004, there were decreases in operating assets and liabilities of $93,000, an increase in gains on sale of property and equipment of $54,000, and a decrease in depreciation and amortization expense of $50,000, partially offset by an increase in the provision for deferred income taxes of $241,000.

     Net cash used in investing activities was $1.533 million at January 31, 2004, compared to net cash used by investing activities of $898,000 at January 31, 2003. The increase was due primarily to an increase in purchases of property and equipment of $1.670 million offset by an increase in proceeds from the sale of assets of $295,000 as well an increase in payments from mortgages receivable of $276,000. As of January 31, 2004, all mortgages receivable were paid off. The mortgages were at a high interest rate. Financing was secured at a lesser interest rate and the mortgages were paid off. There were no early pay off penalties.

     Net cash provided by financing activities was $96,000 at January 31, 2004, compared to net cash used by financing activities of $638,000 at January 31, 2003. Payments on long-term debt were $652,000 at January 31, 2004 compared to payments on long-term debt of $723,000 at January 31, 2003. Proceeds from borrowing were $760,000 at January 31, 2004 compared to proceeds from borrowing of $85,000 at January 31, 2003. Payments for debt issuance costs were $13,000 at January 31, 2004. There were no debt issuance costs at January 31, 2003.

     As of January 31, 2004, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $4.155 million under various loans and promissory notes, compared to $4.046 million as of January 31, 2003. Land, buildings, equipment and inventories of the Company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from November 2005 to October 2013 and accrue interest at rates ranging from 3.179% to 6% per annum. The Company's total monthly payments on outstanding long-term debt obligations are approximately $78,000.

     Approximately $4.076 million of the approximately $4.155 million outstanding as of January 31, 2004 was borrowed under the Master Loan Agreement with Bank of the West. Under this master loan agreement, the Company grants a security interest in substantially all of its assets and property as security interests against its obligations under the agreement.

     In July 2003, the Company entered into a $2,000,000 open line of credit with one of its existing lenders. The Company borrowed $760,250 during fiscal year 2004 that was turned into permanent financing in January 2004. As of January 31, 2004, $1,240,000 remains on the open line of credit which will mature July 2004 and requires variable interest at the bank's prime rate. The rate was 4% at January 31, 2004.

     Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. For fiscal year ending January 31, 2004, the Company was in compliance with the minimum financial ratios.

     The Company has forecasted approximately $2.5 million for capital commitments for fiscal year 2005 consisting of renovation and upgrading of facilities as well as building a new travel center facility. The Company expects to use current working capital and cash flows from operations to fund these commitments as well as debt sources for these commitments.

     The Company is unaware of any trends or demands, commitments or uncertainties that will result or are reasonably likely to result in liquidity increasing or decreasing in any material way over the next twelve months. The Company believes that its working capital and the cash flow generated from current operations will be sufficient to fund operations over the next twelve months without borrowing any additional funds under the credit facility. The
Company is not currently a party to any agreements to acquire any additional travel centers. But if the Company were to additional travel centers it would likely have to obtain additional financing to do so, either under the current credit facility or through other means. The Company cannot predict with any certainty what the terms of such financing might be.

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

     The Company has operated as a stand-alone entity separate from Bowlin Outdoor for fiscal 2002, 2003 and 2004 only. The Company may have benefited in periods prior to fiscal 2002 from operating as a division of Bowlin Outdoor by sharing some expenses, personnel and other costs. General and administrative costs, as a percentage of revenue, could increase as a result of the Company operating independently of Bowlin Outdoor. If the costs and expenses of operating independently are substantially greater than the costs and expenses of operating as a division of Bowlin Outdoor, it could have a negative effect on profitability and an adverse effect on business operations and financial condition.

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

     THE COMPANY DEPENDS ON THIRD PARTY RELATIONSHIPS.

     The Company is dependent on a number of third party relationships under which it offers brand name and other products at its travel centers. These brand name relationships include distributorship relationships with ExxonMobil and CITGO and existing franchise agreements with Dairy Queen/Brazier. The Company's existing operations and plans for future growth anticipate the continued existence of such relationships.

     The ExxonMobil distribution agreement has a three-year term beginning April 1, 2002 and expiring March 31, 2005. The CITGO distribution agreement has an initial three-year term beginning February 2, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. ExxonMobil's and CITGO's ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement by the Company, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company's distribution area. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

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

     There can be no assurance that the agreements that govern these relationships will not be terminated (for greater detail regarding the terms of these agreements, see "Item I. Business Operations"). Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to existing agreements will not prevent it from pursuing opportunities that management would otherwise deem advisable. In addition, there are no material early termination provisions under any of the franchise or petroleum distribution agreements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of January 31, 2004, approximately $1.413 million of the Company's total indebtedness is accruing interest at variable rates tied to LIBOR or the respective bank's prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates that could impact the Company's ability to finance internal development and growth of the business. The Company does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on its financial position, results of operations or liquidity.

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

                            January 31, 2004 and 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico


We have audited the accompanying balance sheets of Bowlin Travel Centers, Inc. as of January 31, 2004 and 2003, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. at January 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ NEFF & RICCI LLP

Albuquerque, New Mexico
March 26, 2004

                           BOWLIN TRAVEL CENTERS, INC.
                                 BALANCE SHEETS
                            JANUARY 31, 2004 AND 2003

                                   ASSETS                                2004          2003
                                                                     -----------   -----------
Current assets:
  Cash and cash equivalents                                          $ 2,239,723     2,416,265
  Accounts receivable                                                     70,148       106,350
  Accounts receivable - related parties                                   37,165         4,175
  Inventories                                                          3,252,721     3,093,936
  Prepaid expenses                                                       512,537       308,606
  Mortgages receivable, current maturities                                    --         8,790
  Notes receivable, current maturities                                    19,004        32,957
                                                                     -----------   -----------
          Total current assets                                         6,131,298     5,971,079
                                                                     -----------   -----------
Property and equipment, net                                           10,430,342     9,166,847
Intangible assets, net                                                   204,409       239,877
Interest receivable                                                       22,142        26,936
Investment in real estate                                                475,127       475,051
Mortgages receivable, less current portion                                    --       301,339
Notes receivable, less current portion                                   192,788       202,259
                                                                     -----------   -----------
          Total assets                                               $17,456,106    16,383,388
                                                                     ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                               $   786,283       646,571
  Accounts payable                                                     1,109,033       995,377
  Accrued salaries and benefits                                          197,059        32,583
  Accrued liabilities                                                    213,627       223,854
  Deferred revenue                                                        34,057        33,361
  Income taxes payable                                                        --         1,706
                                                                     -----------   -----------
          Total current liabilities                                    2,340,059     1,933,452
                                                                     -----------   -----------
Deferred income taxes                                                    793,300       589,600
Long-term debt, less current maturities                                3,368,586     3,400,069
                                                                     -----------   -----------
          Total liabilities                                            6,501,945     5,923,121
                                                                     -----------   -----------

Commitments and contingencies                                                 --            --

Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized,
     none issued or outstanding at January 31, 2004 and 2003                  --            --
  Common stock, $.001 par value; 10,000,000 shares authorized,
     4,583,348 issued and outstanding at January 31, 2004 and 2003         4,583         4,583
  Additional paid-in capital                                           9,775,192     9,775,192
  Retained earnings                                                    1,174,386       680,492
                                                                     -----------   -----------
          Total stockholders' equity                                  10,954,161    10,460,267
                                                                     -----------   -----------
          Total liabilities and stockholders' equity                 $17,456,106    16,383,388
                                                                     ===========   ===========

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                              STATEMENTS OF INCOME

                                                       YEARS ENDED JANUARY 31,
                                           --------------------------------------------
                                                2004            2003            2002
                                           ------------    ------------    ------------
Gross sales                                $ 21,951,744      22,602,811      23,649,381
Less discounts on sales                        (485,233)       (419,413)       (425,279)
                                           ------------    ------------    ------------

          Net sales                          21,466,511      22,183,398      23,224,102

Cost of goods sold                           13,449,655      14,332,798      15,973,719
                                           ------------    ------------    ------------

          Gross profit                        8,016,856       7,850,600       7,250,383

General and administrative expense           (6,572,708)     (6,329,558)     (6,069,578)
Depreciation and amortization                  (685,051)       (734,946)       (751,857)
                                           ------------    ------------    ------------

          Operating income                      759,097         786,096         428,948


Other income (expense):
  Interest income                                89,973         106,342         134,392
  Gain on sale of property and equipment         53,615           3,945          34,969
  Rental income                                  89,175          87,462          86,425
  Miscellaneous                                   1,347          40,018           6,398
  Interest expense                             (184,513)       (219,105)       (401,498)
                                           ------------    ------------    ------------
          Total other income (expense)           49,597          18,662        (139,314)
                                           ------------    ------------    ------------

          Income before income taxes            808,694         804,758         289,634


Income taxes                                    314,800         297,500         116,400
                                           ------------    ------------    ------------

          Net income                       $    493,894         507,258         173,234
                                           ============    ============    ============
Earnings per share:
Weighted average common shares
   Outstanding                                4,583,348       4,583,348       4,583,348
                                           ============    ============    ============

   Basic and diluted                       $       0.11            0.11            0.04
                                           ============    ============    ============

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

                                             COMMON     ADDITIONAL
                                NUMBER       STOCK,      PAID-IN      RETAINED
                               OF SHARES     AT PAR      CAPITAL      EARNINGS       TOTAL
                              ----------   ----------   ----------   ----------   ----------
Balance at January 31, 2001    4,583,348   $    4,583    9,775,192           --    9,779,775
Net income                            --           --           --      173,234      173,234
                              ----------   ----------   ----------   ----------   ----------

Balance at January 31, 2002    4,583,348        4,583    9,775,192      173,234    9,953,009
Net income                            --           --           --      507,258      507,258
                              ----------   ----------   ----------   ----------   ----------

Balance at January 31, 2003    4,583,348        4,583    9,775,192      680,492   10,460,267
Net income                            --           --           --      493,894      493,894
                              ----------   ----------   ----------   ----------   ----------

Balance at January 31, 2004    4,583,348   $    4,583    9,775,192    1,174,386   10,954,161
                              ==========   ==========   ==========   ==========   ==========

See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                             STATEMENT OF CASH FLOWS

                                                                        YEARS ENDED JANUARY 31,
                                                              -----------------------------------------
                                                                  2004           2003           2002
                                                              -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                  $   493,894        507,258        173,234
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                               685,051        734,946        751,857
      Amortization of loan fee                                     23,922         27,902         26,093
      Gain on sale of property and equipment                      (53,615)        (3,945)       (34,969)
      Provision (benefit) for deferred income taxes               203,700        (36,500)        12,700
      Changes in operating assets and liabilities
        Accounts receivable                                         3,212        159,384        344,366
        Inventories                                              (158,785)       (97,663)       428,472
        Prepaid expenses and other                               (203,931)       (28,707)        24,902
        Accounts payable and accrued liabilities                  268,601         16,477       (925,165)
        Income taxes                                               (1,706)         1,706       (114,300)
                                                              -----------    -----------    -----------
        Net cash provided by operating activities               1,260,343      1,280,858        687,190
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of assets                                    300,461          4,875         71,300
  Purchases of property and equipment                          (2,171,328)      (501,197)      (640,872)
  Accrued interest receivable                                       4,794           (101)            --
  Investment in real estate                                           (76)      (475,051)            --
  Increase in mortgages receivable                                     --             --       (345,000)
  Payments received from mortgages receivable                     310,129         34,492            379
  Increase in notes receivable                                    (10,000)            --        (44,500)
  Payment received from notes receivable                           33,424         39,035        155,921
                                                              -----------    -----------    -----------
        Net cash provided by (used in) investing activities    (1,532,596)      (897,947)      (802,772)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Payments on long-term debt                                     (652,021)      (722,694)    (1,256,135)
  Payments for debt issuance costs                                (12,518)            --             --
  Proceeds from borrowings                                        760,250         85,000             --
                                                              -----------    -----------    -----------
        Net cash provided by (used in) financing activities        95,711       (637,694)    (1,256,135)
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents             (176,542)      (254,783)    (1,371,717)
Cash and cash equivalents at beginning of year                  2,416,265      2,671,048      4,042,765
                                                              -----------    -----------    -----------

Cash and cash equivalents at end of year                      $ 2,239,723      2,416,265      2,671,048
                                                              ===========    ===========    ===========

                                                                                            (Continued)

                           BOWLIN TRAVEL CENTERS, INC.
                             STATEMENT OF CASH FLOWS

                                                                        YEARS ENDED JANUARY 31,
                                                              -----------------------------------------
                                                                  2004           2003           2002
                                                              -----------    -----------    -----------
Supplemental disclosure of cash flow information:

  Cash paid for interest                                      $   184,513        219,105        401,498
                                                              ===========    ===========    ===========

  Cash paid for income taxes                                  $   112,806        331,510        103,700
                                                              ===========    ===========    ===========

Noncash investing and financing activities:

      Property and equipment in exchange for
         note payable                                         $        --             --         30,554
                                                              ===========    ===========    ===========
      Like-kind exchange of property and
         equipment                                            $        --             --        155,576
                                                              ===========    ===========    ===========


See accompanying notes to financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


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

     (b)  CASH AND CASH EQUIVALENTS

          The Company considers all liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company places its temporary cash in investments with a local financial institution. Excess collected funds are invested in securities repurchase agreements and are collateralized by securities with fair market values of 102 percent. The remaining funds at year-end were covered by Federal Deposit Insurance Corporation insurance.

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

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


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

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


     (l)  RECLASSIFICATIONS

          Certain 2003 amounts have been reclassified to conform to 2004 presentation. Such reclassifications had no effect on net income.

     (m)  ACCOUNTS RECEIVABLE

          Accounts  receivable  are carried at original  invoice  amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.
          Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

          Management   believes   that  all   accounts   receivable   are  fully
          collectable. Therefore, no allowance for doubtful accounts is deemed to be required.

(2)  MORTGAGES RECEIVABLE

     Mortgages receivable as of January 31, 2004 and 2003 consist of the following:

                                                        2004        2003
                                                     ---------   ---------
          14% note, due $560 monthly through
            November 1, 2004 (including interest)    $      --   $  17,567
          14% note, due $1,243 monthly through
            November 15, 2004 (including interest)          --      95,065
          13% note, due $586 monthly through
            December 20, 2006 (including interest)          --      49,433
          12.5% note, due $1,134 monthly through
            December 1, 2005 (including interest)           --      98,626
          12% note, due $586 monthly through
            January 18, 2007  (including interest)          --      49,438
                                                     ---------   ---------
                                                            --     310,129
          Less current portion                              --      (8,790)
                                                     ---------   ---------
                                                     $      --   $ 301,339
                                                     =========   =========

     All mortgages receivable were collateralized by land and buildings. In the event of default, foreclosure would occur and the property would be sold to pay the balance of the loans. The Company had a first priority security interest in the property securing the loans.

     As of January 31, 2004, all mortgages receivable were paid off. The mortgages were at a high interest rate. Financing was secured at a lesser interest rate and the mortgages were paid off. There were no early pay off penalties.

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


(3)  NOTES RECEIVABLE

     Notes receivable as of January 31, 2004 and 2003 consist of the following:

                                                            2004         2003
                                                         ---------    ---------
     8% note, due $37,500 annually through
       2004 (including interest) with the balance
       due in 2005 (a)                                   $ 172,003      174,889
     9% note, due $691 monthly through June 1,
       2008 (including interest) (b)                        29,789       35,597
     10% note, due $1,592 monthly through
       October 1, 2003 (including interest) (c)                 --       13,749
     10% note, due $1,090 monthly through
       October 15, 2003  (including interest)                   --       10,981
     7% note, due $10,000 annually in 2004
       (unsecured)                                          10,000           --
                                                         ---------    ---------
                                                           211,792      235,216
     Less current portion                                  (19,004)     (32,957)
                                                         ---------    ---------
                                                         $ 192,788      202,259
                                                         =========    =========
------------------

     (a) Collateralized by land and improvements and equipment sold. In the event of default, the property and equipment revert back to the Company.
     (b) Collateralized by land and buildings sold. In the even of default, the property reverts back to the Company.
     (c) Collateralized by the equipment sold. In the event of default, the equipment reverts back to the Company.

     The gain on the sale of property related to the 8.0% note receivable was $248,699, of which $14,625 was recognized initially and $234,074 was deferred. As payments are received they are recognized as income using the installment method. The deferred gain of $210,143 as of January 31, 2004 is reflected as a reduction to the note receivable in the accompanying balance sheet. In May of 2005, the Company anticipates receiving the remaining balloon payment of $375,216 which includes a deferred gain of $206,331 which will be received and recognized as income.

     Management believes that all notes receivable are fully collectable. Therefore, no allowance is deemed to be required.

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


(4)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at January 31:

                                     ESTIMATED
                                    LIFE (YEARS)      2004            2003
                                    ------------  ------------    ------------

     Land                                         $  2,606,925       2,561,999
     Buildings and improvements       10 - 40        7,762,510       7,422,229
     Machinery and equipment           3 - 10        6,419,054       5,897,080
     Autos, trucks and mobile homes    3 - 10        1,580,942       1,398,771
     Billboards                       15 - 20        1,427,686       1,283,065
     Construction in progress                          511,600          54,225
                                                  ------------    ------------

     Less accumulated depreciation                  (9,878,375)     (9,450,522)
                                                  ------------    ------------

                                                  $ 10,430,342       9,166,847
                                                  ============    ============

     On October 30, 2003 the Company sold one of its Dairy Queens located in Deming, New Mexico. Certain assets, including building and equipment, were sold to a third party for $150,000 cash and a note receivable for $10,000. The note receivable has a stated interest rate of 7% with the balance due August 2004. The assets sold had a carrying value of $164,292. The loss on the sale of the Dairy Queen was $4,292.

(5)  INTANGIBLE ASSETS

     Intangible assets, at cost, consist of the following at January 31:

                                                  2004         2003
                                               ---------    ---------

     Franchise fees                            $ 132,442      192,442
     Debt issuance costs                         323,790      311,272
                                               ---------    ---------
                                                 456,232      503,714
     Less accumulated amortization              (251,823)    (263,837)
                                               ---------    ---------
                                               $ 204,409      239,877
                                               =========    =========

(6)  INVESTMENT IN REAL ESTATE

     Approximately twelve acres of previously undeveloped land in Alamogordo, New Mexico was sub-divided into thirty-five approximately quarter-acre residential lots. The subdivision includes paved roads, fencing, water, sewer and electricity. Two manufactured homes have been purchased and installed and a realtor listed the property.

     On December 9, 2003, the Company sold one of the lots and a manufactured home to a third party for $74,500 cash. The assets sold had a carrying value of $55,699. The cost associated with the sale was $4,917. The gain on the sale of the lot and manufactured home was $13,884.

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


(7)  SHORT-TERM BORROWING

     In July 2003, the Company entered into a $2,000,000 open line of credit with one of its existing lenders. The Company borrowed $760,250 during fiscal year 2004 that was turned into permanent financing in January 2004. As of January 31, 2004, $1,240,000 remains on the open line of credit which will mature July 2004 and requires variable interest at the bank's prime rate (4% at January 31, 2004).

(8)  LONG-TERM DEBT

     Long-term debt consists of the following at January 31:

                                                          2004          2003
                                                       ----------    ----------

     Due bank, maturity November 2005, variable        $1,412,886     1,799,091
       interest (3.179% at January 31, 2004),
       monthly installments of $37,398, secured
       by buildings and equipment
     Due bank, maturity October 2013, variable
       interest (4% at January 31, 2004),
       monthly installments of $10,317, secured
       by land and buildings                              650,859       745,153
     Due bank, maturity October 2013, variable
       interest (4% at January 31, 2004),
       monthly installments of $6,081, secured
       by land and buildings                              389,730       445,056
     Due bank, maturity November 2005, variable
       interest at index rate (4% at January 31,
       2004), monthly installments of $4,920
       secured by buildings and equipment                 337,585       380,907
     Due bank, maturity November 2005, variable
       interest at index rate (4% at January 31,
       2004), monthly installments of $7,517,
       secured by buildings and equipment                 524,805       591,433
     Due bank, maturity January 2011, variable
       interest at index rate (4% at January 31,
       2004), monthly installments of $10,290,
       secured by buildings and equipment                 760,250            --
     Due bank, maturity January 2013, interest
       at 6%, monthly installments of $944,
       secured by land                                     78,754        85,000
                                                       ----------    ----------
                                                        4,154,869     4,046,640
     Less current maturities                             (786,283)     (646,571)
                                                       ----------    ----------
                                                       $3,368,586     3,400,069
                                                       ==========    ==========

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


     Future maturities of long-term debt for the years ending January 31 are as follows:

                 2005                                $  786,283
                 2006                                 1,637,997
                 2007                                   357,854
                 2008                                   372,594
                 2009                                   387,944
                 Thereafter                             612,197
                                                     ----------
                    Total                            $4,154,869
                                                     ==========

(9)  INCOME TAXES

     Income taxes consist of the following for the years ended January 31:

                         CURRENT        DEFERRED         TOTAL
                        ---------      ----------      ---------
     2004:
       U.S. Federal     $  92,600         169,700        262,300
       State               18,500          34,000         52,500
                        ---------      ----------      ---------
                        $ 111,100         203,700        314,800
                        =========      ==========      =========
     2003:
       U.S. Federal     $ 278,300         (30,400)       247,900
       State               55,700          (6,100)        49,600
                        ---------      ----------      ---------
                        $ 334,000         (36,500)       297,500
                        =========      ==========      =========
     2002:
       U.S. Federal     $  86,400          10,600         97,000
       State               17,300           2,100         19,400
                        ---------      ----------      ---------
                        $ 103,700          12,700        116,400
                        =========      ==========      =========

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

                                            2004       2003        2002
                                          --------   --------    --------

     Computed "expected" tax              $274,956    273,618      98,476
     State income taxes, net of federal
        tax benefit                         34,673     32,761      12,825
     Other                                   5,171     (8,879)      5,099
                                          --------   --------    --------
           Total                          $314,800    297,500     116,400
                                          ========   ========    ========

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

                                                           2004         2003
                                                        ---------    ---------
     Deferred tax assets -
       Compensated  absences, principally  due  to
         accrual for financial reporting purposes       $ (11,991)      51,030
                                                        ---------    ---------
             Total gross deferred tax assets              (11,991)      51,030

     Deferred tax liabilities:
       Property  and  equipment,  principally  due to
         differences in depreciation                      792,773      614,282
       Other                                              (11,464)      26,348
                                                        ---------    ---------
             Total gross deferred liabilities             781,309      640,630
                                                        ---------    ---------
             Net deferred tax liability                 $ 793,300      589,600
                                                        =========    =========

     There was no valuation allowance for deferred tax assets as of January 31, 2004, 2003 or 2002. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(10) PROFIT-SHARING PLAN

     The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company's contributions to the profit-sharing plan were $48,806, $69,886 and $59,022 in fiscal 2004, 2003 and 2002, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     The  Company  leases  land at several of its  retail  operating  locations.
     Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $246,528, $229,724 and $234,676 for the years ended January 31, 2004, 2003 and 2002, respectively. The Company also leases land where several of its retail billboards are located and rent expense for these leases was $117,148, $138,126 and $132,730 for the years ended January 31, 2004, 2003 and 2002, respectively.

     The lease agreements for the various locations include 5 to 30 year leases with remaining lives on those leases ranging from approximately 5 to 15 years at January 31, 2004. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


     computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

     Future minimum rental payments under these leases are as follows:

                        Year ending January 31:

                             2005                  $  210,449
                             2006                     186,023
                             2007                     124,227
                             2008                     114,791
                             2009                     110,579
                             Thereafter             1,659,774
                                                   ----------

                             Total                 $2,405,843
                                                   ==========

     The Company has forecasted approximately $2.0 million to build a new facility during fiscal year 2005. The Company expects to use debt sources to fund this commitment. As of January 31, 2004, $155,387 had been spent for the new facility.

     The Company's gasoline agreements with ExxonMobil and CITGO require gasoline purchase ranges from a low of 78,000 gallons to a high of 234,000 gallons per month. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. Since the effective date of the ExxonMobil distribution agreement, purchases of ExxonMobil products have not met the minimum quantities. Since the effective date of the CITGO agreement, purchases have not met the minimum quantities. There are no penalties associated with not meeting the minimum quantities ExxonMobil or CITGO. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

(12) RELATED PARTY TRANSACTIONS

     Wholesale gasoline distribution sales were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the niece of Michael L. Bowlin. The sales with the associated cost of goods and gross profit consist of the following for the year ending January 31:

                                    2004         2003         2002
                                 ----------   ----------   ----------

            Gross sales          $1,399,527    1,179,052    1,311,206
            Cost of goods sold    1,355,553    1,144,956    1,257,959
                                 ----------   ----------   ----------

            Gross profit         $   43,974       34,096       53,247
                                 ==========   ==========   ==========

                           BOWLIN TRAVEL CENTERS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


(13) SUBSEQUENT EVENT

     On March 24, 2004, the Company disposed of land and building located in Las Cruces, New Mexico to a third party. The assets had a carrying book value of approximately $268,000. The Company exchanged the assets for land and building adjacent to the Company's warehouse facility located in Las Cruces, New Mexico. The fair value of assets received and the carrying value of the assets exchanged by the Company was approximately equal. Therefore, no gain or loss was recorded on the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has concluded, based on the valuation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that as of January 31, 2004, the Company's disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding the officers and directors of Bowlin Travel CENTERS. A summary of the background and experience of each of these individuals is set forth after the table.

     NAME               AGE                   POSITION

Michael L. Bowlin       60    Chairman of the Board, President and Chief
                              Executive Officer
William J. McCabe       54    Senior Vice President - Management
                              Information Systems, Secretary, Treasurer and
                              Director
David B. Raybould       51    Director
Nina J. Pratz           52    Chief Financial Officer, Senior Vice
                              President and Director
Kim D. Stake            48    Chief Administrative Officer, Vice
                              President and Director

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

     In lieu of an Audit Committee, the Company's Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company's independent public accountants. The Board of Directors also reviews the Company's internal accounting controls, practices and policies. The Board of Directors has not made a determination as to whether any of the current members qualify as an "audit committee financial expert".

     The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission and in other public communications made by the Company; strive to be compliant with applicable governmental laws, rules and regulations; and promotes prompt internal reporting of violations of the code of ethics to an appropriate person or persons. The Company has not formally adopted a written code of business conduct and ethics that governs to the Company's employees, officers and directors as the amendment to Item 406 of Regulation S-K does not require the Company to do so.

ITEM 11. EXECUTIVE COMPENSATION

     No employee or officer of Bowlin Travel Centers has entered into an employment agreement with Bowlin Travel Centers, nor do we anticipate entering into any employment agreements in the future.

     The  following  table  summarizes  all  compensation  paid by Bowlin Travel
Centers, Inc. to its Chief Executive Officer for services rendered to Bowlin Travel Centers, Inc. during the fiscal years ended January 31, 2004, 2003 and 2002. The Company has no other executive officer whose total annual salary and bonus paid to them by Bowlin Travel Centers, Inc. exceeded $100,000 for the most recent fiscal year. All information set forth in this table reflects compensation earned by these individuals for services with Bowlin Travel Centers.

                                                                       |  LONG TERM  |
                                                                       |COMPENSATION |
                                              ANNUAL COMPENSATION      |   AWARDS    |
                                         ----------------------------- |------------ |
                                                             OTHER     | SECURITIES  |
                                                             ANNUAL    | UNDERLYING  | ALL OTHER
                               FISCAL    SALARY    BONUS    COMPENSA-  |  OPTIONS/   | COMPENSA-
NAME AND PRINCIPAL POSITION     YEAR     ($)(1)     ($)      TION ($)  |  SARS (#)   |  TION ($)
---------------------------    ------   --------   ------  ----------- | ----------- | ---------
Michael L. Bowlin               2004      97,550   35,000   16,664 (2) |      --     |     --
  Chairman of the Board,        2003     101,300   35,000   16,823 (2) |      --     |     --
  President, CEO &              2002     116,300       --   15,974 (2) |      --     |     --
  Director

------------------

(1) Includes amounts deferred at the election of the CEO to be contributed to his 401(k) Profit Sharing Plan account.

(2) Amount for 2004 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $8,544 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin's car allowance. Amount for 2003 includes (i) $1,784 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $8,289 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,750 for Mr. Bowlin's use of a company owned vehicle. Amount for 2002 includes (i) $2,216 of Bowlin's discretionary matching contributions allocated to Mr. Bowlin's 401(k) Profit Sharing Plan account; (ii) $7,758 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,000 for Mr. Bowlin's use of a company owned vehicle

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company are entitled to receive $500 per each meeting of the Board of Directors, or any committee thereof, attended. Directors do not receive any other compensation for services as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of January 31, 2004, there were 4,583,348 shares of Bowlin Outdoor common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

                                       AMOUNT AND NATURE OF          PERCENT OF
NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(3)         CLASS(4)
-------------------------             -----------------------        ----------

Michael L. Bowlin (5)(1)                    2,818,536                   61.5%

William J. McCabe (1)                          64,548                    1.4%

Nina J. Pratz (1)                             116,802                    2.5%

Kim D. Stake (1)                                *                         *

David B. Raybould (1)                           --                        --

Monica A. Bowlin (6)(1)                     2,818,536                   61.5%

Jonathan Brooks (2)                           585,550                   12.8%

All directors and executive                 2,999,886                   65.4%
officers as a group (5 persons)

-------------------------------
*  Less than 1.0%

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

(4) The shares and percentages shown include the shares of common stock actually owned as of April 15, 2004.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     WHOLESALING TO RELATIVE OF OFFICER AND DIRECTOR AND STOCKHOLDER OF BOWLIN TRAVEL CENTERS

     Wholesale gasoline distribution sales were sold to a Stuckey's franchise travel center not owned by the Company. The travel center is owned by the niece of Michael L. Bowlin. The sales with the associated cost of goods and gross profit consist of the following the year ended January 31:

                                     2004         2003         2002
                                  ----------   ----------   ----------

             Gross sales          $1,399,527    1,179,052    1,311,206
             Cost of goods sold    1,355,553    1,144,956    1,257,959
                                  ----------   ----------   ----------

             Gross profit         $   43,974       34,096       53,247
                                  ==========   ==========   ==========

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Board of Directors approves the fees and other significant compensation to be paid to the independent auditors for the purpose of preparing or issuing an audit report or related work. The Company provides appropriate funding, as determined by the Board of Directors, for payment of fees and other significant compensation to the independent auditor. The Board of Directors also preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimis exceptions for non-audit services described in the Securities Exchange Act of 1934.

     The aggregate fees billed by Neff + Ricci LLP ("Neff + Ricci") for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended January 31, 2003, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal year were approximately $35,000.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits as indexed below are included as part of this Form 10-K.

                                INDEX TO EXHIBITS

     3.1(1)    Form of  Certificate of Incorporation of  Bowlin  Travel Centers,
               Inc.
     3.2(1)    Bylaws of Bowlin Travel Centers, Inc.
     10.1(1)   Management Services Agreement, between Bowlin Outdoor Advertising and Travel Centers Incorporated and Bowlin Travel Centers,  dated
               August 1, 2000.
     10.2(1)   Distributor  Franchise  Agreement,  dated  as  of  July 19, 1995, between the Registrant and CITGO Petroleum Corporation.
     10.3(1)   Distributor  Sales Agreement,  dated as of April 1, 1999, between the  Registrant  and ExxonMobil  Company,  U.S.A.  (a division of
               ExxonMobil Corporation).
     10.8(1)   Lease,  dated  as of  January 12, 1987,  between Janet Prince and the Registrant.

     10.9(1) Commercial Lease, dated as of September 21, 1996, between the State of Arizona and the Registrant, as amended.
     10.10(1) Commercial Lease, dated as of March 16, 2000, between the New Mexico Commissioner of Public Lands and the Registrant, as amended.
     10.12(1) Lease Agreement, dated as of June 23, 1989, between the Registrant and Rex Kipp, Jr., as amended.
     10.13(1) Lease, dated as of September 29, 1983, between J.T. and Ida M. Turner and the Registrant.
     10.14(1) Business Lease, dated as of October 1, 1996, between the Registrant and the New Mexico Commission of Public Lands.
     10.15(1) Commercial Lease, dated as of September 21, 1996, between the Registrant and the State of Arizona, as amended.
     10.19(1) "Dairy Queen" Operating Agreement, dated as of March 10, 1983, between Interstate Dairy Queen Corporation and the Registrant d/b/a DQ/B of Edgewood, NM, together with amendments and ancillary agreements related thereto.
     10.20(1) "Dairy Queen" Operating Agreement, dated as of May 1, 1982, between Interstate Dairy Queen Corporation and the Registrant d/b/a DQ/B of Flying C, New Mexico, together with amendments and ancillary agreements related thereto.
     10.21(1) "Dairy Queen" Store Operating Agreement, dated as of November 18, 1986, between Dairy Queen of Southern Arizona, Inc. and the Registrant, together with amendments and ancillary agreements related thereto.
     10.22(1) "Dairy Queen" Operating Agreement, dated as of September 1, 1982, between Interstate Dairy Queen Corporation and the Registrant d/b/a DQ of Bluewater, New Mexico, together with amendments and ancillary agreements related thereto.
     10.23(1) "Dairy Queen" Store Operating Agreement, dated as of February 1, 1984, between Dairy Queen of Arizona, Inc. and the Registrant, together with amendments and ancillary agreements related thereto.
     10.25(1) "Dairy Queen" Operating Agreement, dated as of June 7, 1989, between Interstate Dairy Queen Corporation and the Registrant d/b/a "DQ" at Butterfield Station, together with amendments and ancillary agreements related thereto.
     10.26(1) Letter of Agreement, dated as of March 1, 1987, between Stuckey's Corporation and the Registrant confirming franchise of Benson, AZ Stuckey's Pecan Shoppe.
     10.27(2) Franchise Agreement, dated as of July 7, 1982, between Stuckey's, Inc. and the Registrant, together with a related Personal Guaranty and Indemnity.
     10.28(2) Amended and Restated Master Loan Agreement with First Security Bank, dated as of November 10, 2000, by and among the Registrant, Bowlin Outdoor Advertising and Travel Centers Incorporated, and First Security Bank.
     10.29(1) Lease Agreement between Bowlin Outdoor Advertising and Travel Centers Incorporated and the Registrant, dated August 1, 2000.
     10.30(2) Contribution Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
     10.31(2) Tax Sharing and Disaffiliation Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
     10.32(3) Loan Agreement with Bank of the West, dated July 10, 2003, by and amount the Registrants, Bowlin Travel Centers, Inc., and Bank of the West.
     10.33(4) Purchase and Sale Agreement, dated October 30, 2003, by and between Bowlin Travel Centers, Inc., William D. Kennon and Deming Fast Foods, Inc., for the real estate known as a Dairy Queen restaurant business located in Deming, New Mexico.

     10.34 Exchange Agreement, dated March 24, 2004, by and between Bowlin Travel Centers, Inc. and Dona Ana Title Company, for relinquished real estate known as Lot 1 of Farmers Subdivision, with replacement real estate known as a 5.42 parcel of land described as Tract B in Deed dated June 6, 1961 containing 22, 819 square feet.
     31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
     31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------

(1) Incorporated by reference to the correspondingly numbered Exhibits in the Registrant's Form 10, filed November 10, 2000.

(2) Incorporated by reference to the correspondingly numbered Exhibits in the Registrant's Amendment No. 1 to the Form 10, filed December 8, 2000.

(3) Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed September 11, 2003.

(4) Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed December 11, 2003.

(b)  Reports on Form 8-K

     On December 11, 2003,  the Company filed a Current Report on Form 8-K under
     Item 9 to disclose under Regulation FC a press release dated December 11, 2003, announcing revenue results for the quarter ended October 31, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bowlin Travel Centers, Inc.

                                   By: /S/ MICHAEL L. BOWLIN
                                       -----------------------------------------
                                       Michael L. Bowlin, Chairman of the Board,
                                       President and Chief Executive Officer
Date:    April 15, 2004


     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                      SIGNATURE                                    DATE


By: /S/ MICHAEL L. BOWLIN                                     April 15, 2004
    -------------------------------------------------
     Michael L. Bowlin, Chairman of the Board,
     President, CEO and Director (Principal
     Executive Officer)

By: /S/ NINA J. PRATZ                                         April 15, 2004
    -------------------------------------------------
     Chief Financial Officer, Senior Vice President,
     and Director

By: /S/ WILLIAM J. MCCABE                                     April 15, 2004
    -------------------------------------------------
     Senior Vice President, Management Information
     Systems, Secretary, Treasurer and Director

By: /S/ KIM D. STAKE                                          April 15, 2004
    -------------------------------------------------
     Kim D. Stake, Chief Administrative Officer,
     Vice President and Director

By: /S/ DAVID B. RAYBOULD                                     April 15, 2004
    -------------------------------------------------
     David B. Raybould, Director