Form 10-Q
period 2004-04-30
BOWLIN TRAVEL CENTERS INC
filed 2004-06-09
CIK 1124653

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2004

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

As of June 9, 2004, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                           PAGE NO.

Item 1. Financial Statements

        Condensed Balance Sheets as of April 30, 2004
        and January 31, 2004............................................   2

        Condensed Statements of Income for the Three
        Months Ended April 30, 2004 and 2003............................   3

        Condensed Statements of Cash Flows for the Three
        Months Ended April 30, 2004 and 2003............................   4

        Notes to the Condensed Financial Statements.....................   5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................   5

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.....................................................   8

Item 4. Controls and Procedures.........................................   8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................   8

Item 2. Changes in Securities and Use of Proceeds.......................   8

Item 3. Defaults Upon Senior Securities.................................   8

Item 4. Submission of Matters to a Vote of Security Holders.............   8

Item 5. Other Information...............................................   8

Item 6. Exhibits and Reports on Form 8-K................................   9

Signatures..............................................................   9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                       April 30,     January 31,
                                                         2004           2004
                                                      (Unaudited)
                                                      -----------    -----------
                                 ASSETS
Current assets:
   Cash and cash equivalents                          $     1,970    $     2,240
   Accounts receivable                                         41             70
   Accounts receivable, related parties                        45             37
   Inventories                                              3,587          3,252
   Prepaid expenses                                           471            513
   Notes receivable, current maturities                        13             19
                                                      -----------    -----------
          Total current assets                              6,127          6,131

Property and equipment, net                                10,715         10,431
Intangible assets, net                                        203            204
Interest receivable                                            33             22
Investment in real estate                                     475            475
Notes receivable                                              169            193
                                                      -----------    -----------
          Total assets                                $    17,722    $    17,456
                                                      ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $     1,364    $     1,109
   Current installments of long-term debt                     805            786
   Accrued liabilities                                        600            411
   Deferred revenue                                            20             34
                                                      -----------    -----------
          Total current liabilities                         2,789          2,340

Deferred income taxes                                         807            793
Long-term debt, less current installments                   3,157          3,369
                                                      -----------    -----------
          Total liabilities                                 6,753          6,502
                                                      -----------    -----------
Stockholders' equity:
   Preferred stock, $0.001 par value; 1,000,000
     shares authorized, none issued or outstanding
     at April 30, 2004 and January 31, 2004                    --             --
   Common stock, $.001 par value; 10,000,000 shares
     authorized, 4,583,348 issued and outstanding
     at April 30, 2004 and January 31, 2004                     5              5
   Additional paid in capital                               9,775          9,775
   Retained earnings                                        1,189          1,174
                                                      -----------    -----------
          Total stockholders' equity                       10,969         10,954
                                                      -----------    -----------
          Total liabilities and stockholders' equity  $    17,722    $    17,456
                                                      ===========    ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                         Three Months Ended
                                                     --------------------------
                                                      April 30,      April 30,
                                                         2004           2003
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Gross sales                                          $     5,567    $     5,236
Less discounts on sales                                      118             92
                                                     -----------    -----------
   Net sales                                               5,449          5,144

Cost of goods sold                                         3,547          3,395
                                                     -----------    -----------
   Gross profit                                            1,902          1,749

General and administrative expenses                       (1,693)        (1,504)
Depreciation and amortization                               (171)          (174)
                                                     -----------    -----------
   Operating income                                           38             71
                                                     -----------    -----------

Non-operating income (expense):
   Interest income                                            14             19
   Gain on sale of property and equipment                     --             21
   Interest expense                                          (46)           (48)
   Miscellaneous income                                       --              1
   Rental income                                              22             22
                                                     -----------    -----------
   Total non-operating income (expense)                      (10)            15
                                                     -----------    -----------

Income before income taxes                                    28             86
Income tax expense                                            13             35
                                                     -----------    -----------
   Net income                                        $        15    $        51
                                                     ===========    ===========

Earnings per share:
   Weighted average common shares outstanding          4,583,348      4,583,348
                                                     ===========    ===========


   Basic and diluted                                 $     0.003    $     0.011
                                                     ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            For the Three Months Ended
                                                            --------------------------
                                                             April 30,      April 30,
                                                                2004           2003
                                                            (Unaudited)    (Unaudited)
                                                            -----------    -----------
Cash flows from operating activities:
   Net income                                               $        15    $        51
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization                              171            174
         Amortization of loan fee                                    --              6
         Gain on sale of property and equipment                      --            (21)
         Deferred income taxes                                       14              7
         Changes in operating assets and liabilities, net           158            210
                                                            -----------    -----------
                Net cash provided by operating activities           358            427
                                                            -----------    -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                      --             45
   Purchases of property and equipment, net                        (454)          (423)
   Accrued interest receivable                                      (11)           (10)
   Investment in real estate                                         --            (34)
   Mortgages receivable, net                                         --            100
   Notes receivable, net                                             30              9
                                                            -----------    -----------
                Net cash used in investing activities              (435)          (313)
                                                            -----------    -----------
Cash flows from financing activities:
   Payments on long-term debt                                      (193)          (159)
                                                            -----------    -----------
                Net cash used in financing activities              (193)          (159)
                                                            -----------    -----------

Net decrease in cash and cash equivalents                          (270)           (45)
Cash and cash equivalents at beginning of period                  2,240          2,416
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $     1,970    $     2,371
                                                            ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. The condensed financial statements of Bowlin Travel Centers, Inc. (the "Company") as of and for the three months ended April 30, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim  periods.  The  interim  financial  statements  should  be  read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2004. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended April 30, 2004 and 2003. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2004.

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

                           BOWLIN TRAVEL CENTERS, INC.


RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended April 30 (unaudited and amounts in thousands):

                                                      Three Months Ended
                                                     --------------------
                                                       2004        2003
                                                     --------    --------
        SELECTED STATEMENT OF OPERATIONS DATA:
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Gross sales                                     $  5,567    $  5,236
                                                     ========    ========
     Net income                                      $     15    $     51
                                                     ========    ========
     Earnings per share                              $  0.003    $  0.011
                                                     ========    ========

COMPARISON OF THE THREE MONTHS ENDED APRIL 30, 2004 AND APRIL 30, 2003

Gross sales at the Company's travel centers increased by 6.3% to $5.567 million for the three months ended April 30, 2004, from $5.236 million for the three months ended April 30, 2003. Merchandise sales increased 8.8% to $2.221 million for the three months ended April 30, 2004, from $2.042 million for the three months ended April 30, 2003. The increase is due to sales incentives as well as additional supervisory support dedicated to the stores but is partially offset by a $20,000 decrease at one location as a result of a major highway project. Gasoline sales increased 6.1% to $2.405 million for the three months ended April 30, 2004, from $2.267 million for the same period in 2003. The increase is primarily due to market price increases that are partially offset by a $179,000 decrease at one location as a result of a major highway project. Restaurant sales increased 7.9% to $576,000 for the three months ended April 30, 2004, from $534,000 for the three months ended April 30, 2003. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 7.1% to $365,000 for the three months ended April 30, 2004, from $393,000 for the three months ended April 30, 2003. The decrease is primarily due to decreases in volume at one wholesale location.

Cost of goods sold increased 4.5% to $3.547 million for the three months ended April 30, 2004, from $3.395 million for the three months ended April 30, 2003. Merchandise cost of goods increased 4.9% to $905,000 for the three months ended April 30, 2004 from $863,000 for the month ended April 30, 2003. The increase corresponds to the increase is sales but is partially offset by $17,000 at one location as a result of a major interstate construction project. Gasoline cost of goods increased 5.9% to $2.132 million for the three months ended April 30, 2004, from $2.014 million for the three months ended April 30, 2003. The increase corresponds to the increase in sales and is partially offset by $151,000 at one location as a result of a major highway project. Restaurant cost of goods increased 15.7% to $155,000 for the three months ended April 30, 2004, from $134,000 for the three months ended April 30, 2003. The increase corresponds to the increase in sales as well as an increase in prices. Wholesale gasoline cost of goods decreased 7.6% to $355,000 for the three months ended April 30, 2004, from $384,000 for the three months ended April 30, 2003. The decrease corresponds to the decrease in wholesale gasoline sales. Cost of goods sold as a percentage of gross revenues improved for the three months ended April 30, 2004 to 63.7%, as compared to 64.8% for the three months ended April 30, 2003.

Gross profit increased 8.7% to $1.902 million for the three months ended April 30, 2004, from $1.749 million for the three months ended April 30, 2003. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.

                           BOWLIN TRAVEL CENTERS, INC.


General and administrative expenses increased 12.6% to $1.693 million for the three months ended April 30, 2004, from $1.504 million for the three months ended April 30, 2003. The increase is due to continuing bonuses and commissions for travel center personnel related to sales incentive programs, an accrual of management bonuses and sign repair and maintenance completed in the first quarter of fiscal year 2005 to prepare for summer advertising to the traveling public.

Depreciation and amortization expense decreased 1.7% to $171,000 for the three months ended April 30, 2004, from $174,000 for the three months ended April 30, 2003. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall decrease in operating income of 46.5% to $38,000 for the three months ended April 30, 2004, compared to operating income of $71,000 for the three months ended April 30, 2003.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 26.3% to $14,000 for the three months ended April 30, 2004, from $19,000 for the three months ended April 30, 2003. The decrease is due to lower cash balances in the current period. There was no gain on the sale of property and equipment for the three months ended April 30, 2004 compared to a gain of $21,000 for the three months ended April 20, 2003. Rental income was $22,000 for both the three months ended April 30, 2004 and the three months ended April 30, 2003. Interest expense decreased 4.2% to $46,000 for the three months ended April 30, 2004, from $48,000 for the three months ended April 30, 2003. The decrease is primarily due lower debt balances.

Income before income taxes decreased 67.4% to $28,000 for the three months ended April 30, 2004, compared to income before income taxes of $86,000 for the three months ended April 30, 2003. As a percentage of gross revenues, income before income taxes was 0.5% for the three months ended April 30, 2004, compared to 1.6% for the three months ended April 30, 2003.

Income tax expense decreased 62.9% to $13,000 for the three months ended April 30, 2004, compared to an income tax expense of $35,000 for the three months ended April 30, 2003. The decrease is a result of lower income before income taxes.

The foregoing factors contributed to net income for the three months ended April 30, 2004 of $15,000 compared to a net income of $51,000 for the three months ended April 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2004, the Company had working capital of $3.338 million and a current ratio of 2.2:1, compared to working capital of $3.791 million and a current ratio of 2.6:1 as of January 31, 2004. Net cash provided by operating activities was $358,000 for the three months ended April 30, 2004, compared to $427,000 for the three months ended April 30, 2003. Net cash provided by operating activities for the three months ended April 30, 2004 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in operating assets and liabilities. Net cash provided by operating activities for the three months ended April 30, 2003 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities partially offset by gains on the sale of property and equipment.

Net cash used in investing activities for the three months ended April 30, 2004 was $435,000 primarily consisting of $454,000, which was used for purchases of property and equipment partially offset by notes receivable of $30,000. For the three months ended April 30, 2003, net cash used in investing activities was $313,000, consisting of $423,000, which was used for purchases of property and equipment, partially offset by mortgages receivable and proceeds from the sale of assets.

                           BOWLIN TRAVEL CENTERS, INC.


Net cash used in financing activities for the three months ended April 30, 2004 was $193,000, which were payments on long-term debt. For the three months ended April 30, 2003, net cash used in financing activities was $159,000, which were payments on long-term debt.

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

          Exhibit 31.1 - Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

          Exhibit 31.2 - Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

          Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          On April 15, 2004, the Company filed a Current Report on Form 8-K under Item 9 to disclose under Regulation FD a press release dated April 15, 2004, announcing revenue results for the year ended January 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 9, 2004

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