Form 10-Q
period 2004-07-31
BOWLIN TRAVEL CENTERS INC
filed 2004-09-10
CIK 1124653

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 2004

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

As of September 10, 2004, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX
                                                                         PAGE NO

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of July 31, 2004
         and January 31, 2004............................................   2

         Condensed Statements of Income for the Three Months and Six
         Months Ended July 31, 2004 and 2003.............................   3

         Condensed Statements of Cash Flows for the Three Months and
         Six Months Ended July 31, 2004 and 2003.........................   4

         Notes to the Condensed Financial Statements.....................   5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   5

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.....................................................   9

Item 4.  Controls and Procedures.........................................  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....  10

Item 3.  Defaults Upon Senior Securities.................................  10

Item 4.  Submission of Matters to a Vote of Security Holders.............  10

Item 5.  Other Information...............................................  10

Item 6.  Exhibits and Reports on Form 8-K................................  10

         Signatures......................................................  11

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         July 31,    January 31,
                                                           2004         2004
                                                       (Unaudited)
                                                       -----------   -----------
                         ASSETS
Current assets:
   Cash and cash equivalents                           $     1,978   $     2,240
   Accounts receivable                                          44            70
   Accounts receivable, related parties                         40            37
   Inventories                                               3,434         3,252
   Prepaid expenses                                            462           513
   Notes receivable, current maturities                        179            19
                                                       -----------   -----------
        Total current assets                                 6,137         6,131

Property and equipment, net                                 11,628        10,431
Intangible assets, net                                         202           204
Interest receivable                                              8            22
Investment in real estate                                      475           475
Notes receivable                                                --           193
                                                       -----------   -----------
        Total assets                                   $    18,450   $    17,456
                                                       ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $     1,594   $     1,109
   Current installments of long-term debt                      969           786
   Accrued liabilities                                         508           411
   Deferred revenue                                              5            34
                                                       -----------   -----------
        Total current liabilities                            3,076         2,340

Deferred income taxes                                          888           793
Deferred revenue, long term                                    165            --
Long-term debt, less current installments                    3,005         3,369
                                                       -----------   -----------
        Total liabilities                                    7,134         6,502
                                                       -----------   -----------
Stockholders' equity:
   Preferred stock, $0.001 par value; 1,000,000
     shares authorized, none issued or outstanding
     at July 31, 2004 and January 31, 2004                      --            --
   Common stock, $.001 par value; 10,000,000
     shares authorized, 4,583,348 issued and
     outstanding at July 31, 2004 and January 31,
     2004                                                        5             5
   Additional paid in capital                                9,775         9,775
   Retained earnings                                         1,536         1,174
                                                       -----------   -----------
        Total stockholders' equity                          11,316        10,954
                                                       -----------   -----------
        Total liabilities and stockholders' equity     $    18,450   $    17,456
                                                       ===========   ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         Three Months Ended              Six Months Ended
                                      --------------------------    --------------------------

                                        July 31,       July 31,       July 31,       July 31,
                                          2004           2003           2004           2003
                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------    -----------
Gross sales                           $     7,163    $     6,374    $    12,730    $    11,611
Less discounts on sales                       142            140            260            232
                                      -----------    -----------    -----------    -----------
     Net sales                              7,021          6,234         12,470         11,379

Cost of goods sold                          4,453          3,803          8,000          7,198
                                      -----------    -----------    -----------    -----------
     Gross profit                           2,568          2,431          4,470          4,181

General and administrative expenses        (1,823)        (1,740)        (3,515)        (3,245)
Depreciation and amortization                (177)          (164)          (349)          (338)
                                      -----------    -----------    -----------    -----------
     Operating income                         568            527            606            598

Non-operating income (expense):
     Interest income                           10             32             24             51
     Gain on sale of property and
       equipment                                4             11              4             31
     Interest expense                         (43)           (46)           (89)           (94)
     Miscellaneous income                      --             --             --              1
     Rental income                             23             23             44             45
                                      -----------    -----------    -----------    -----------
     Total non-operating income
       (expense)                               (6)            20            (17)            34
                                      -----------    -----------    -----------    -----------

Income before income taxes                    562            547            589            632
Income tax expense                            214            209            227            244
                                      -----------    -----------    -----------    -----------
Net income                            $       348    $       338    $       362    $       388
                                      ===========    ===========    ===========    ===========

Earnings per share:
     Basic and diluted                $      0.08    $      0.07    $      0.08    $      0.09
                                      ===========    ===========    ===========    ===========
     Weighted average common shares
       outstanding                      4,583,348      4,583,348      4,583,348      4,583,348
                                      ===========    ===========    ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              For the Six Months Ended
                                                             --------------------------

                                                               July 31,       July 31,
                                                                 2004           2003
                                                             (Unaudited)    (Unaudited)
                                                             -----------    -----------
Cash flows from operating activities:
   Net income                                                $       362    $       388
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                 349            338
       Amortization of loan fee                                       --             12
       Gain on sale of property and equipment                         (4)           (31)
       Deferred income taxes                                          95              3
       Changes in operating assets and liabilities, net              610            458
                                                             -----------    -----------
            Net cash provided by operating activities              1,412          1,168
                                                             -----------    -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                       --             56
   Purchases of property and equipment, net                       (1,540)        (1,035)
   Accrued interest receivable                                        14              8
   Investment in bond                                                 --         (1,000)
   Investment in real estate                                          --            (42)
   Mortgages receivable, net                                          --            149
   Notes receivable, net                                              33             22
                                                             -----------    -----------
            Net cash used in investing activities                 (1,493)        (1,842)
                                                             -----------    -----------
Cash flows from financing activities:
   Payments on long-term debt                                       (702)          (321)
   Proceeds from borrowings                                          521             --
                                                             -----------    -----------
            Net cash used in financing activities                   (181)          (321)
                                                             -----------    -----------
Net decrease in cash and cash equivalents                           (262)          (995)
Cash and cash equivalents at beginning of period                   2,240          2,416
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $     1,978    $     1,421
                                                             ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. The condensed financial statements of Bowlin Travel Centers, Inc. (the "Company") as of and for the three months and six months ended July 31, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2004. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended July 31, 2004 and 2003. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2004.

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

                           BOWLIN TRAVEL CENTERS, INC.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months and six months ended July 31 (unaudited and amounts in thousands):

                                                   Three Months Ended     Six Months Ended
                                                   ------------------    ------------------
                                                     2004      2003        2004      2003
                                                   --------  --------    --------  --------
     SELECTED STATEMENT OF OPERATIONS DATA:
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Gross sales                                   $  7,163  $  6,374    $ 12,730  $ 11,611
                                                   ========  ========    ========  ========

     Net income                                    $    348  $    338    $    362  $    388
                                                   ========  ========    ========  ========

     Earnings per share                            $   0.08  $   0.07    $   0.08  $   0.09
                                                   ========  ========    ========  ========

COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

Gross sales at the Company's travel centers increased by 12.4% to $7.163 million for the three months ended July 31, 2004, from $6.374 million for the three months ended July 31, 2003. Merchandise sales increased 3.5% to $3.144 million for the three months ended July 31, 2004, from $3.038 million for the three months ended July 31, 2003. The increase is due to sales incentives as well as additional supervisory support dedicated to the stores. Gasoline sales increased 25.6% to $2.798 million for the three months ended July 31, 2004, from $2.227 million for the same period in 2003. The increase is primarily due to market price increases. Restaurant sales increased 6.8% to $741,000 for the three months ended July 31, 2004, from $694,000 for the three months ended July 31, 2003. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers increased 15.7% to $480,000 for the three months ended July 31, 2004, from $415,000 for the three months ended July 31, 2003. The increase is primarily due to market prices increases.

Cost of goods sold increased 17.1% to $4.453 million for the three months ended July 31, 2004, from $3.803 million for the three months ended July 31, 2003. Merchandise cost of goods decreased 0.7% to $1.263 million for the three months ended July 31, 2004 from $1.272 million for the month ended July 31, 2003. The decrease is primarily due to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 29.8% to $2.507 million for the three months ended July 31, 2004, from $1.931 million for the three months ended July 31, 2003. The increase corresponds to market price increases as well as price incentives given to reestablish traffic at one location after completion of a major highway construction project. Restaurant cost of goods increased 9.6% to $217,000 for the three months ended July 31, 2004, from $198,000 for the three months ended July 31, 2003. The increase corresponds to the increase in sales as well as an increase in prices. Wholesale gasoline cost of goods increased 15.9% to $466,000 for the three months ended July 31, 2004, from $402,000 for the three months ended July 31, 2003. The increase corresponds to the increase in wholesale gasoline sales, which is primarily the result of market price increases. Cost of goods sold as a percentage of gross revenues increased to 62.2% for the three months ended July 31, 2004, as compared to 59.7% for the three months ended July 31, 2003.

Gross profit increased 5.6% to $2.568 million for the three months ended July 31, 2004, from $2.431 million for the three months ended July 31, 2003. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing.

                           BOWLIN TRAVEL CENTERS, INC.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 4.8% to $1.823 million for the three months ended July 31, 2004, from $1.740 million for the three months ended July 31, 2003. The increase is due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as continued sign repair and maintenance.

Depreciation and amortization expense increased 7.9% to $177,000 for the three months ended July 31, 2004, from $164,000 for the three months ended July 31, 2003. The increase is associated with certain assets related to capital expenditures.

The above factors contributed to an overall increase in operating income of 7.8% to $568,000 for the three months ended July 31, 2004, compared to operating income of $527,000 for the three months ended July 31, 2003.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 68.8% to $10,000 for the three months ended July 31, 2004, from $32,000 for the three months ended July 31, 2003. The decrease is primarily due to bond interest and mortgages receivable interest earned in the prior period not present in current period as well as lower cash balances in the current period. Gain on the sale of property and equipment for the three months ended July 31, 2004 was $4,000 compared to a gain of $11,000 for the three months ended July 31, 2003. Rental income was $23,000 for both the three months ended July 31, 2004 and the three months ended July 31, 2003. Interest expense decreased 6.5% to $43,000 for the three months ended July 31, 2004, from $46,000 for the three months ended July 31, 2003. The decrease is primarily due to lower debt balances.

Income before income taxes increased 2.7% to $562,000 for the three months ended July 31, 2004, compared to income before income taxes of $547,000 for the three months ended July 31, 2003. As a percentage of gross revenues, income before income taxes was 7.8% for the three months ended July 31, 2004, compared to 8.6% for the three months ended July 31, 2003.

Income tax expense increased 2.4% to $214,000 for the three months ended July 31, 2004, compared to an income tax expense of $209,000 for the three months ended July 31, 2003. The increase is a result of higher income before income taxes.

The foregoing factors contributed to net income for the three months ended July 31, 2004 of $348,000 compared to a net income of $338,000 for the three months ended July 31, 2003.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2004 AND JULY 31, 2003

Gross sales at the Company's travel centers increased by 9.6% to $12.730 million for the six months ended July 31, 2004, from $11.611 million for the six months ended July 31, 2003. Merchandise sales increased 5.6% to $5.364 million for the six months ended July 31, 2004, from $5.079 million for the six months ended July 31, 2003. The increase is due to sales incentives as well as additional supervisory support dedicated to the stores. Gasoline sales increased 15.8% to $5.203 million for the six months ended July 31, 2004, from $4.495 million for the same period in 2003. The increase is primarily due to market price increases. Restaurant sales increased 7.2% to $1.317 million for the six months ended July 31, 2004, from $1.229 million for the six months ended July 31, 2003. The increase is due to continuing sales incentive programs as well as additional

                           BOWLIN TRAVEL CENTERS, INC.

supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers increased 4.7% to $846,000 for the six months ended July 31, 2004, from $808,000 for the six months ended July 31, 2003. The increase is primarily due to market price increases.

Cost of goods sold increased 11.1% to $8.000 million for the six months ended July 31, 2004, from $7.198 million for the six months ended July 31, 2003. Merchandise cost of goods increased 1.5% to $2.151 million for the six months ended July 31, 2004 from $2.119 million for the month ended July 31, 2003. The increase corresponds to the increase is sales and is partially offset due to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 17.6% to $4.639 million for the six months ended July 31, 2004, from $3.945 million for the six months ended July 31, 2003. The increase corresponds to market price increases as well as price incentives given to reestablish traffic at one location after completion of a major highway construction project. Restaurant cost of goods increased 11.5% to $388,000 for the six months ended July 31, 2004, from $348,000 for the six months ended July 31, 2003. The increase corresponds to the increase in sales as well as an increase in prices. Wholesale gasoline cost of goods increased 4.6% to $822,000 for the six months ended July 31, 2004, from $786,000 for the six months ended July 31, 2003. The increase corresponds to the increase in wholesale gasoline sales, which is primarily the result of market price increases. Cost of goods sold as a percentage of gross revenues improved for the six months ended July 31, 2004 to 62.8%, as compared to 62.0% for the six months ended July 31, 2003.

Gross profit increased 6.9% to $4.470 million for the six months ended July 31, 2004, from $4.181 million for the six months ended July 31, 2003. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 8.3% to $3.515 million for the six months ended July 31, 2004, from $3.245 million for the six months ended July 31, 2003. The increase is due to continuing bonuses and commissions for travel center personnel related to sales incentive programs and continued sign repair and maintenance.

Depreciation and amortization expense increased 3.3% to $349,000 for the six months ended July 31, 2004, from $338,000 for the six months ended July 31, 2003. The increase is associated with certain assets related to capital expenditures.

The above factors contributed to an overall increase in operating income of 1.3% to $606,000 for the six months ended July 31, 2004, compared to operating income of $598,000 for the six months ended July 31, 2003.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 52.9% to $24,000 for the six months ended July 31, 2004, from $51,000 for the six months ended July 31, 2003. The decrease is primarily due to bond interest and mortgages receivable interest earned in the prior period not present in current period as well as lower cash balances in the current period. Gain on the sale of property and equipment for the six months ended July 31, 2004 was $4,000 compared to a gain of $31,000 for the six months ended July 31, 2003. Rental income was $44,000 for the six months ended July 31, 2004 compared to rental income of $45,000 for the six months ended July 31, 2003. Interest expense decreased 5.3% to $89,000 for the six months ended July 31, 2004, from $94,000 for the six months ended July 31, 2003. The decrease is primarily due lower debt balances.

                           BOWLIN TRAVEL CENTERS, INC.

Income before income taxes decreased 6.8% to $589,000 for the six months ended July 31, 2004, compared to income before income taxes of $632,000 for the six months ended July 31, 2003. As a percentage of gross revenues, income before income taxes was 4.6% for the six months ended July 31, 2004, compared to 5.4% for the six months ended July 31, 2003.

Income tax expense decreased 7.0% to $227,000 for the six months ended July 31, 2004, compared to an income tax expense of $244,000 for the six months ended July 31, 2003. The decrease is a result of lower income before income taxes.

The foregoing factors contributed to net income for the six months ended July 31, 2004 of $362,000 compared to a net income of $388,000 for the six months ended July 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004, the Company had working capital of $3.061 million and a current ratio of 2.0:1, compared to working capital of $3.791 million and a current ratio of 2.6:1 as of January 31, 2004. Net cash provided by operating activities was $1.412 million for the six months ended July 31, 2004, compared to $1.168 million for the six months ended July 31, 2003. Net cash provided by operating activities for the six months ended July 31, 2004 is primarily attributable to net income adjusted for depreciation and amortization expense, changes in operating assets and liabilities and deferred income taxes. Net cash provided by operating activities for the six months ended July 31, 2003 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities partially offset by gains on the sale of property and equipment.

Net cash used in investing activities for the six months ended July 31, 2004 was $1.493 million primarily consisting of $1.540 million, which was used for purchases of property and equipment partially offset by notes receivable of $33,000. For the six months ended July 31, 2003, net cash used in investing activities was $1.842 million, consisting of $1.035 million which was used for purchases of property and equipment as well as $1.000 million invested in a bond with the Federal Home Loan Bank, partially offset by mortgages receivable and proceeds from the sale of property and equipment.

Net cash used in financing activities for the six months ended July 31, 2004 was $181,000 which consisted of payments on long-term debt of $702,000 partially offset by borrowing of $521,000. For the six months ended July 31, 2003, net cash used in financing activities was $321,000, which were payments on long-term debt.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. The Company was out of compliance with one of its loan covenants with its primary lender based on quarter ended April 30, 2004 calculations. The violation was determined to be the result of the Company's acceleration of principle payments beyond the amortization requirement, which in turn accelerated the current portion of long term debt. The lender has elected not to enforce any of its rights in this event and has re-amortized the loans per provisions allowed in the loan documents.

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

                           BOWLIN TRAVEL CENTERS, INC.

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

Dated:  September 10, 2004

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