Form 10-Q
period 2004-10-31
BOWLIN TRAVEL CENTERS INC
filed 2004-12-10
CIK 1124653

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 2004

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

As of December 10, 2004, 4,583,348 shares of the issuer's common stock were outstanding.

                           BOWLIN TRAVEL CENTERS, INC.


                                      INDEX

                                                                         PAGE NO

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets as of October 31, 2004
         and January 31, 2004...........................................    2

         Condensed Statements of Income for the Three Months and Nine
         Months Ended October 31, 2004 and 2003.........................    3

         Condensed Statements of Cash Flows for the Nine Months Ended
         October 31, 2004 and 2003......................................    4

         Notes to the Condensed Financial Statements....................    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    5

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk....................................................    9

Item 4.  Controls and Procedures........................................   10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....   10

Item 3.  Defaults Upon Senior Securities................................   10

Item 4.  Submission of Matters to a Vote of Security Holders............   10

Item 5.  Other Information..............................................   10

Item 6.  Exhibits and Reports on Form 8-K...............................   10

         Signatures.....................................................   11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           BOWLIN TRAVEL CENTERS, INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     October 31,    January 31,
                                                        2004            2004
                                                     (Unaudited)
                                                     -----------    -----------
                      ASSETS
Current assets:
   Cash and cash equivalents                         $     2,161    $     2,240
   Accounts receivable                                        47             70
   Accounts receivable, related parties                       35             37
   Inventories                                             3,208          3,252
   Prepaid expenses                                          321            513
   Notes receivable, current maturities                      169             19
                                                     -----------    -----------
        Total current assets                               5,941          6,131

Property and equipment, net                               12,321         10,431
Intangible assets, net                                       226            204
Interest receivable                                           14             22
Investment in real estate                                    475            475
Notes receivable                                              --            193
                                                     -----------    -----------
        Total assets                                 $    18,977    $    17,456
                                                     ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $     1,127    $     1,109
   Current installments of long-term debt                    602            786
   Short-term borrowing                                      210             --
   Accrued liabilities                                       446            411
   Deferred revenue                                           44             34
                                                     -----------    -----------
        Total current liabilities                          2,429          2,340

Deferred income taxes                                        794            793
Deferred revenue, long term                                  165             --
Long-term debt, less current installments                  4,251          3,369
                                                     -----------    -----------
        Total liabilities                                  7,639          6,502
                                                     -----------    -----------
Stockholders' equity:
   Preferred stock, $0.001 par value; 1,000,000
     shares authorized, none issued or outstanding
     at October 31, 2004 and January 31, 2004                 --             --
   Common stock, $.001 par value;
     10,000,000 shares authorized, 4,583,348
     issued and outstanding at October 31, 2004
     and January 31, 2004                                      5              5
   Additional paid in capital                              9,775          9,775
   Retained earnings                                       1,558          1,174
                                                     -----------    -----------
        Total stockholders' equity                        11,338         10,954
                                                     -----------    -----------
        Total liabilities and stockholders' equity   $    18,977    $    17,456
                                                     ===========    ===========

            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                         CONDENSED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                Three Months Ended             Nine Months Ended
                                            --------------------------    --------------------------
                                            October 31,    October 31,    October 31,    October 31,
                                                2004           2003           2004           2003
                                            (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                            -----------    -----------    -----------    -----------
Gross sales                                 $     5,759    $     5,299    $    18,489    $    16,910
Less discounts on sales                             116            117            376            349
                                            -----------    -----------    -----------    -----------
   Net sales                                      5,643          5,182         18,113         16,561

Cost of goods sold                                3,716          3,384         11,716         10,583
                                            -----------    -----------    -----------    -----------
   Gross profit                                   1,927          1,798          6,397          5,978

General and administrative expenses              (1,693)        (1,587)        (5,209)        (4,831)
Depreciation and amortization                      (175)          (177)          (524)          (515)
                                            -----------    -----------    -----------    -----------
   Operating income                                  59             34            664            632

Non-operating income (expense):
   Interest income                                   10             29             33             80
   Gain on sale of property and equipment             1              2              5             34
   Interest expense                                 (49)           (46)          (138)          (141)
   Miscellaneous income                              --             --             --              1
   Rental income                                     21             21             66             66
                                            -----------    -----------    -----------    -----------

   Total non-operating income (expense)             (17)             6            (34)            40
                                            -----------    -----------    -----------    -----------

Income before income taxes                           42             40            630            672
Income tax expense                                   19             16            246            260
                                            -----------    -----------    -----------    -----------
Net income                                  $        23    $        24    $       384    $       412
                                            ===========    ===========    ===========    ===========

Earnings per share:
   Basic and diluted                        $     0.005    $     0.005    $     0.084    $     0.090
                                            ===========    ===========    ===========    ===========
   Weighted average common
     shares outstanding                       4,583,348      4,583,348      4,583,348      4,583,348
                                            ===========    ===========    ===========    ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   For the Nine Months Ended
                                                                  ---------------------------
                                                                  October 31,     October 31,
                                                                     2004            2003
                                                                  (Unaudited)     (Unaudited)
                                                                  -----------     -----------
Cash flows from operating activities:
   Net income                                                     $       384     $       412
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                      524             515
       Amortization of loan fee                                            21              18
       Gain on sale of property and equipment                              (5)            (34)
       Deferred income taxes                                                1             (19)
       Changes in operating assets and liabilities, net                   489             417
                                                                  -----------     -----------
            Net cash provided by operating activities                   1,414           1,309
                                                                  -----------     -----------
Cash flows from investing activities:
   Proceeds from sale of assets                                             2             214
   Purchases of property and equipment, net                            (2,407)         (1,686)
   Accrued interest receivable                                              8              (6)
   Investment in bond                                                      --          (1,000)
   Investment in real estate                                               --             (47)
   Mortgages receivable, net                                               --             309
   Notes receivable, net                                                   43              22
                                                                  -----------     -----------
            Net cash used in investing activities                      (2,354)         (2,194)
                                                                  -----------     -----------
Cash flows from financing activities:
   Payments on long-term debt                                            (848)           (484)
   Payments for debt issuance costs                                       (47)             --
   Proceeds from borrowings                                             1,546             225
   Short-term borrowings                                                  210              --
                                                                  -----------     -----------
            Net cash provided by (used in) financing activities           861            (259)
                                                                  -----------     -----------

Net decrease in cash and cash equivalents                                 (79)         (1,144)
Cash and cash equivalents at beginning of period                        2,240           2,416
                                                                  -----------     -----------
Cash and cash equivalents at end of period                        $     2,161     $     1,272
                                                                  ===========     ===========


            See accompanying notes to condensed financial statements.

                           BOWLIN TRAVEL CENTERS, INC.


               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed financial statements of Bowlin Travel Centers, Inc. (the "Company") as of and for the three months and nine months ended October 31, 2004 and 2003 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2004. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

OVERVIEW

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended October 31, 2004 and 2003. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company's annual report on Form 10-K for fiscal year ended January 31, 2004.

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

                           BOWLIN TRAVEL CENTERS, INC.

RESULTS OF OPERATIONS

The following table presents certain income and expense items derived from the Statements of Operations for the three months and nine months ended October 31 (unaudited and amounts in thousands):

                                          Three Months Ended     Nine Months Ended
                                          ------------------    -------------------
                                            2004       2003       2004        2003
                                          -------    -------    --------    -------
SELECTED STATEMENT OF OPERATIONS DATA:
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Gross sales                               $ 5,759    $ 5,299    $ 18,489    $16,910
                                          =======    =======    ========    =======

Net income                                $    23    $    24    $    384    $   412
                                          =======    =======    ========    =======

Earnings per share                        $ 0.005    $ 0.005    $  0.084    $ 0.090
                                          =======    =======    ========    =======

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

Gross sales at the Company's travel centers increased by 8.7% to $5.759 million for the three months ended October 31, 2004, from $5.299 million for the three months ended October 31, 2003. Merchandise sales increased 3.8% to $2.244 million for the three months ended October 31, 2004, from $2.162 million for the three months ended October 31, 2003. The increase is due to sales incentives as well as additional supervisory support dedicated to the stores. Gasoline sales increased 21.3% to $2.473 million for the three months ended October 31, 2004, from $2.038 million for the same period in 2003. The increase is primarily due to market price increases. Restaurant sales increased 12.0% to $599,000 for the three months ended October 31, 2004, from $535,000 for the three months ended October 31, 2003. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 21.5% to $443,000 for the three months ended October 31, 2004, from $564,000 for the three months ended October 31, 2003. The decrease is primarily due to volume decreases at one independent wholesale location.

Cost of goods sold increased 9.8% to $3.716 million for the three months ended October 31, 2004, from $3.384 million for the three months ended October 31, 2003. Merchandise cost of goods increased 0.1% to $901,000 for the three months ended October 31, 2004, from $900,000 for the three months ended October 31, 2003. This increase corresponds to the increase in sales and is partially offset due to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 23.9% to $2.200 million for the three months ended October 31, 2004, from $1.775 million for the three months ended October 31, 2003. The increase corresponds to market price increases as well as price incentives given to reestablish traffic at one location after completion of a major highway construction project. Restaurant cost of goods increased 13.7% to $183,000 for the three months ended October 31, 2004, from $161,000 for the three months ended October 31, 2003. The increase corresponds to the increase in sales as well as an increase in prices. Wholesale gasoline cost of goods decreased 21.2% to $432,000 for the three months ended October 31, 2004, from $548,000 for the three months ended October 31, 2003. The decrease corresponds to the decrease in wholesale gasoline sales, which are primarily the result volume decreases at one independent wholesale location. Cost of goods sold as a percentage of gross revenues increased to 64.5% for the three months ended October 31, 2004, as compared to 63.9% for the three months ended October 31, 2003.

                           BOWLIN TRAVEL CENTERS, INC.

Gross profit increased 7.2% to $1.927 million for the three months ended October 31, 2004, from $1.798 million for the three months ended October 31, 2003. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 6.7% to $1.693 million for the three months ended October 31, 2004, from $1.587 million for the three months ended October 31, 2003. The increase is due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as utilities and continued sign repair and maintenance.

Depreciation and amortization expense decreased 1.1% to $175,000 for the three months ended October 31, 2004, from $177,000 for the three months ended October 31, 2003. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall increase in operating income of 73.5% to $59,000 for the three months ended October 31, 2004, compared to operating income of $34,000 for the three months ended October 31, 2003.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 65.5% to $10,000 for the three months ended October 31, 2004, from $29,000 for the three months ended October 31, 2003. The decrease is primarily due to bond interest and mortgages receivable interest earned in the prior period not present in current period as well as lower cash balances in the current period. Gain on the sale of property and equipment for the three months ended October 31, 2004 was $1,000 compared to a gain of $2,000 for the three months ended October 31, 2003. Rental income was $21,000 for both the three months ended October 31, 2004 and the three months ended October 31, 2003. Interest expense increased 6.5% to $49,000 for the three months ended October 31, 2004, from $46,000 for the three months ended October 31, 2003. The increase is primarily due to increases in short-term debt balances as well as higher interest rates.

Income before income taxes increased 5.0% to $42,000 for the three months ended October 31, 2004, compared to income before income taxes of $40,000 for the three months ended October 31, 2003. As a percentage of gross revenues, income before income taxes was 0.7% for the three months ended October 31, 2004, compared to 0.8% for the three months ended October 31, 2003.

Income tax expense increased 18.8% to $19,000 for the three months ended October 31, 2004, compared to an income tax expense of $16,000 for the three months ended October 31, 2003. The increase is a result of higher income before income taxes as well as a result of higher permanent tax differences for the three months ended October 31, 2004 that resulted in an increase to income tax expense for that three month period only.

The foregoing factors contributed to net income for the three months ended October 31, 2004 of $23,000 compared to a net income of $24,000 for the three months ended October 31, 2003.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2004 AND OCTOBER 31, 2003

Gross sales at the Company's travel centers increased by 9.3% to $18.489 million for the nine months ended October 31, 2004, from $16.910 million for the nine months ended October 31, 2003. Merchandise sales increased 5.1% to $7.607 million for the nine months ended October 31, 2004, from $7.241 million for the nine months ended October 31, 2003. The increase is due to sales incentives as well as additional supervisory support dedicated to the stores. Gasoline sales increased 17.5% to $7.677 million for the nine months ended October 31, 2004, from $6.533 million for the same period in 2003. The increase is primarily due

                           BOWLIN TRAVEL CENTERS, INC.

to market price increases. Restaurant sales increased 8.7% to $1.916 million for the nine months ended October 31, 2004, from $1.763 million for the nine months ended October 31, 2003. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 6.1% to $1.289 million for the nine months ended October 31, 2004, from $1.373 million for the nine months ended October 31, 2003. The decrease is primarily due to volume decreases at one independent wholesale location.

Cost of goods sold increased 10.7% to $11.716 million for the nine months ended October 31, 2004, from $10.583 million for the nine months ended October 31, 2003. Merchandise cost of goods increased 1.1% to $3.053 million for the nine months ended October 31, 2004 from $3.020 million for the month ended October 31, 2003. This increase corresponds to the increase in sales and is partially offset due to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 19.6% to $6.839 million for the nine months ended October 31, 2004, from $5.720 million for the nine months ended October 31, 2003. The increase corresponds to market price increases as well as price incentives given to reestablish traffic at one location after completion of a major highway construction project. Restaurant cost of goods increased 12.2% to $571,000 for the nine months ended October 31, 2004, from $509,000 for the nine months ended October 31, 2003. The increase corresponds to the increase in sales as well as an increase in prices. Wholesale gasoline cost of goods decreased 6.1% to $1.253 million for the nine months ended October 31, 2004, from $1.334 million for the nine months ended October 31, 2003. The decrease corresponds to the decrease in wholesale gasoline sales, which are primarily the result volume decreases at one independent wholesale location. Cost of goods sold as a percentage of gross revenues increased for the nine months ended October 31, 2004 to 63.4%, as compared to 62.6% for the nine months ended October 31, 2003.

Gross profit increased 7.0% to $6.397 million for the nine months ended October 31, 2004, from $5.978 million for the nine months ended October 31, 2003. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 7.8% to $5.209 million for the nine months ended October 31, 2004, from $4.831 million for the nine months ended October 31, 2003. The increase is due to continuing bonuses and commissions for travel center personnel related to sales incentive programs as well as utilities and continued sign repair and maintenance.

Depreciation and amortization expense increased 1.7% to $524,000 for the nine months ended October 31, 2004, from $515,000 for the nine months ended October 31, 2003. The increase is associated with certain assets related to capital expenditures.

The above factors contributed to an overall increase in operating income of 5.1% to $664,000 for the nine months ended October 31, 2004, compared to operating income of $632,000 for the nine months ended October 31, 2003.

Non-operating income (expense) includes interest income, gains and/or losses from the sale of assets, rental income and interest expense. Interest income decreased 58.8% to $33,000 for the nine months ended October 31, 2004, from $80,000 for the nine months ended October 31, 2003. The decrease is primarily due to bond interest and mortgages receivable interest earned in the prior period not present in current period as well as lower cash balances in the current period. Gain on the sale of property and equipment for the nine months ended October 31, 2004 was $5,000 compared to a gain of $34,000 for the nine months ended October 31, 2003. Rental income was $66,000 for both the nine months ended October 31, 2004 and the nine months ended October 31, 2003.

                           BOWLIN TRAVEL CENTERS, INC.

Interest expense decreased 2.1% to $138,000 for the nine months ended October 31, 2004, from $141,000 for the nine months ended October 31, 2003. The decrease for the nine months ended October 31, 2004 is not proportional to the decreases in the first two quarters as debt and interest rates are higher in the third quarter.

Income before income taxes decreased 6.3% to $630,000 for the nine months ended October 31, 2004, compared to income before income taxes of $672,000 for the nine months ended October 31, 2003. As a percentage of gross revenues, income before income taxes was 3.4% for the nine months ended October 31, 2004, compared to 4.0% for the nine months ended October 31, 2003.

Income tax expense decreased 5.4% to $246,000 for the nine months ended October 31, 2004, compared to an income tax expense of $260,000 for the nine months ended October 31, 2003. The decrease is a result of lower income before income taxes.

The foregoing factors contributed to net income for the nine months ended October 31, 2004 of $384,000 compared to a net income of $412,000 for the nine months ended October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At October 31,  2004,  the Company had working  capital of $3.512  million and a current ratio of 2.4:1, compared to working capital of $3.791 million and a current ratio of 2.6:1 as of January 31, 2004. Net cash provided by operating activities was $1.414 million for the nine months ended October 31, 2004, compared to $1.309 million or the nine months ended October 31, 2003. Net cash provided by operating activities for the nine months ended October 31, 2004 is primarily attributable to net income adjusted for depreciation and amortization expense, changes in operating assets and liabilities and amortization of loan fees. Net cash provided by operating activities for the nine months ended October 31, 2003 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities partially offset by gains on the sale of property and equipment and deferred taxes.

Net cash used in investing activities for the nine months ended October 31, 2004 was $2.354 million primarily consisting of $2.407 million, which was used for purchases of property and equipment partially offset by notes receivable of $43,000. Of the $2.407 million used for purchases of property and equipment, $1.983 was used for a new retail facility in progress in Arizona. For the nine months ended October 31, 2003, net cash used in investing activities was $2.194 million, consisting of $1.686 million which was used for purchases of property and equipment as well as $1.000 million invested in a bond with the Federal Home Loan Bank, partially offset by mortgages receivable and proceeds from the sale of property and equipment.

Net cash provided by financing activities for the nine months ended October 31, 2004 was $861,000 which consisted of payments on long-term debt of $848,000, payments for debt issuance costs of $47,000 offset by borrowing of $1.756 million. For the nine months ended October 31, 2003, net cash used in financing activities was $259,000, which were payments on long-term debt of $484,000 partially offset by borrowing of $225,000.

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

Item 3. Defaults Upon Senior Securities. None

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

Dated: December 10, 2004

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