Form 10-K
period 2005-01-31
BOWLIN TRAVEL CENTERS INC
filed 2005-04-27
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NO. 000-31701

Bowlin Travel Centers, Inc.
(Name of the registrant as specified in its charter)

NEVADA	85-0473277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 LOUISIANA NE, ALBUQUERQUE, NM	87108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 505-266-5985

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value	OTC.BB

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at July 31, 2004 was $2,612,712.

The number of shares of Common Stock, $.001 par value, outstanding as of April 27, 2005:  4,583,348

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of Bowlin Travel Centers, Inc., a Nevada corporation (the “Company” or “Bowlin Travel Centers”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results to differ materially from those contained in these forward-looking statements, including those set forth under the heading “RISK FACTORS” under ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the risks and other factors described elsewhere. The cautionary factors, risks and other factors presented should not be construed as exhaustive. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.  BUSINESS

Company Overview

The Company operates travel centers dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States. The Company’s tradition of serving the public dates back to 1912, when the founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. Bowlin Travel Centers currently operates twelve full-service travel centers along interstate highways in Arizona and New Mexico. The Company advertises its travel centers through a network of approximately 300 outdoor advertising display faces. The Company’s travel centers offer brand name food, gasoline and a variety of unique Southwestern merchandise to the traveling public.

The Company was formed on August 8, 2000, as a wholly owned subsidiary of Bowlin Outdoor Advertising and Travel Centers Incorporated (“Bowlin Outdoor”). Pursuant to a Contribution Agreement, dated as of November 1, 2000, Bowlin Outdoor contributed substantially all of the assets and liabilities directly related to its travel centers business to Bowlin Travel Centers.

Prior to August 8, 2000, the Company’s travel centers were owned and operated as a business segment of Bowlin Outdoor. Bowlin Outdoor operated two business segments: travel centers and outdoor advertising. Bowlin Outdoor’s common stock was traded on the American Stock Exchange and was a public reporting company. On January 30, 2001, the Company became an independent company through a spin-off transaction whereby shares of the Company’s common stock were distributed to the shareholders of Bowlin Outdoor.

Recent Developments

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. Strategically located on I-10 between metropolitan Phoenix and Tucson, the new facility has 10,000 square feet of retail space, a convenience department for gourmet coffee and snacks with a large screen plasma TV with satellite news plus a state-of-the-art super-pumper gasoline facility offering CITGO brand gasoline.

On March 24, 2004, the Company disposed of land and building located in Las Cruces, New Mexico to a third party. The assets had a carrying book value of approximately $268,000. The Company exchanged the assets for land and building adjacent to the Company’s warehouse facility located in Las Cruces, New Mexico. The fair value of assets received and the carrying value of the assets exchanged by the Company was approximately equal. Therefore, no gain or loss was recorded on the transaction.

Subsequent Event

None.

Industry Overview

The travel services industry in which the Company competes includes convenience stores that may or may not offer gasoline, and fast food and full-service restaurants located along rural interstate highways. The Company believes that the current trend in the travel services industry is toward strategic pairings at a single location of complementary products that are noncompetitive, such as brand name gasoline and brand name fast food restaurants. This concept, known as “co-branding,” has recently seen greater acceptance by both traditional operators and larger petroleum companies. The travel services industry has also been characterized in recent periods by consolidation or closure of smaller operators. The convenience store industry includes both traditional operators that focus primarily on the sale of food and beverages but also offer gasoline, and large petroleum companies that offer food and beverages primarily to attract gasoline customers.

The restaurant segment of the travel services industry is highly competitive, most notably in the areas of consistency of quality, variety, price, location, speed of service and effectiveness of marketing. The major chains are aggressively increasing market penetration by opening new restaurants, including restaurants at “special sites” such as retail centers, travel centers and gasoline outlets. Smaller quick-service restaurant chains and franchise operations are focusing on brand and image enhancement and co-branding strategies.

Business Strategy

The Company’s business strategy is to capture a greater market share of the interstate traveler market in Arizona and New Mexico by offering name brand recognized food service operations and gasoline, and unique Southwestern souvenirs and gifts, at a single location and at competitive prices delivered with a high standard of service.

The Company’s travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. Most of the Company’s travel centers offer food and beverages, ranging from drinks and snack foods at some locations to full-service restaurants at others. The Company’s food service operations at five of the Company’s twelve travel centers operate under the Dairy Queen/Brazier or Dairy Queen trade names.

The Company’s travel centers offer brand name gasoline such as ExxonMobil, CITGO, and Chevron. The Company is an authorized distributor of ExxonMobil and CITGO petroleum products. Seven of the Company’s locations are ExxonMobil stations and four of its locations are CITGO stations. One travel center is a Chevron station.

The Company’s billboard advertising for its travel centers emphasizes the wide range of unique Southwestern souvenirs and gifts available at the travel centers, as well as the availability of gasoline and food. Merchandise at each of the Company’s stores is offered at prices intended to suit the budgets and tastes of a diverse traveling population. The merchandise ranges from inexpensive Southwestern gifts and souvenirs to unique handcrafted jewelry, rugs, pottery, and other gifts.

Growth Strategy

Travel Centers

▪	The Company is committed to expanding its travel center operations through internal development.

▪
The Company believes that the co-branding concept implemented at its travel centers has resulted in increased revenues, and intends to pursue opportunities to acquire rights to additional brand name products.

▪	The Company intends to continue to offer high quality brand name food and products in a clean, safe environment designed to appeal to travelers on interstate highways.

▪
The Company intends to continue to increase sales at existing locations through ongoing renovation and upgrading of facilities, including gasoline sales by focusing on the marketing of ExxonMobil and CITGO gasoline brands through its travel center outlets.

Gasoline Wholesaling

The Company has been wholesaling gasoline since 1997. Since 1997, revenues from wholesaling gasoline have accounted for an average of approximately 6.8% of gross revenues. Other than purchasing gas for retail sales through its travel centers, the Company currently wholesales gasoline to only two customers. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing its wholesaling business. See “Business Operations - Gasoline Wholesaling”.

Business Operations

The Company sells food, gasoline and merchandise through its twelve travel centers located along two interstate highways (I-10 and I-40) in Arizona and New Mexico. These are key highways for travel to numerous tourist and recreational destinations as well as arteries for regional traffic among major Southwestern cities. All of the Company’s travel centers are open every day of the year except Christmas.

Each of the Company’s travel centers maintains a distinct, theme-oriented atmosphere. In addition to the Southwestern merchandise it purchases from Native American tribes, the Company also imports approximately 650 items from Mexico, including handmade blankets, earthen pottery and wood items. Additional goods, novelties and imprinted merchandise are imported from several Pacific Rim countries. The Company has long-standing relationships with many of its vendors and suppliers. While the Company has no formal agreements with any of its vendors and suppliers of Southwestern merchandise and items from Mexico, the Company believes that there are adequate resources outside of those that are regularly used so that the Company could continue to provide these items even if it were unable to use its regular sources.

The Company sells food under the Dairy Queen and Dairy Queen/Brazier brand names. The Company’s terms of its agreements with Dairy Queen obligate the Company to pay a franchise royalty and in some instances a promotion fee, each equal to a percentage of gross sales revenues from products sold, as well as comply with certain provisions governing the operation of the franchised stores. The Company is obligated to pay Dairy Queen 5.5% of its sales of their products in New Mexico and 4.0% for its sales of their products in Arizona.

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

The Company is an authorized ExxonMobil and CITGO distributor. The Company sells ExxonMobil gasoline at seven travel centers, and CITGO gasoline at four travel centers. One of the travel centers sells Chevron gasoline.

The fact that the Company is an authorized ExxonMobil and CITGO distributor has significance in the Company’s industry. As licensed distributors for ExxonMobil and CITGO, the Company purchases gasoline directly from ExxonMobil and CITGO as direct marketers at the lowest wholesale prices they offer. Prior to becoming a licensed distributor, the Company purchased gasoline through other distributors, paying a distributor’s markup price. This required the Company to negotiate and enter into agreements with other distributors to try to purchase gasoline at the lowest possible price. The ExxonMobil and CITGO distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from these suppliers.

The ExxonMobil distribution agreement had a three-year term beginning April 1, 2002 and expiring March 31, 2005. ExxonMobil has extended the Company’s current distribution agreement until August 31, 2005. ExxonMobil is currently developing a new distributor franchise agreement that will become effective September 1, 2005. During this extension period business will continue under the same terms and conditions as contained in the current distribution agreement. The CITGO distribution agreement has an initial three-year term beginning February 1, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. ExxonMobil’s and CITGO’s ability to terminate or refuse to renew the agreement is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company’s distribution area. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

The Company’s agreements with ExxonMobil and CITGO do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. The amount of required gasoline purchases ranges from a low of 171,000 gallons to a high of 200,000 gallons per month. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. Since the effective date of the ExxonMobil distribution agreement, purchases of ExxonMobil products did not meet the minimum quantities for the first contract year ended March 31, 2003, but have met the minimum quantities for contract years ended March 31, 2004 and March 31, 2005. Since the effective date of the CITGO agreement, purchases did not meet the minimum quantities for the first three years but have met the minimum quantities for the most recent contract year ended January 31, 2005. There are no penalties associated with not meeting the minimum quantities for ExxonMobil or CITGO. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

In addition to the requirement to purchase minimum amounts under the ExxonMobil and CITGO distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

Gasoline Wholesaling

The Company currently wholesales gasoline to only two customers. Over the past five years, wholesaling of gasoline has accounted for, on average, approximately 7.8% of overall revenues. The Company intends to maintain its current level of gasoline wholesaling and does not anticipate expanding or actively marketing its wholesaling business. Below is a table that shows the revenues generated from gasoline wholesaling, total revenues for the periods reflected, and the percentage total of overall revenues attributable to gasoline wholesaling.

Gasoline wholesaling revenues as a percentage of Gross Revenues (unaudited):

Fiscal Year Ended January 31,	Gross Revenues	Revenue from Gasoline Wholesaling	Percentage of Gross Revenues Attributable to Gasoline Wholesaling

2001	$26,969,000	$1,802,000	6.68
2002	$23,540,000	$2,126,000	9.03
2003	$22,503,000	$1,789,000	7.95
2004	$21,848,000	$1,749,000	8.00
2005	$24,090,000	$1,754,000	7.28

The Company does not derive a material amount of gross revenue from the wholesaling of gasoline. The cost of goods sold as a percentage of gross revenues for gasoline wholesaling is approximately 96%.

Competition

The Company faces competition at its travel centers from quick-service and full-service restaurants, convenience stores, gift shops and, to some extent, from truck stops located along interstate highways in Arizona and New Mexico. Large petroleum companies operate some of the travel centers that the Company competes with, while many others are small independently owned operations that do not offer brand name food service or gasoline. Giant Industries, Inc., a refiner and marketer of petroleum products, operates two travel centers, one in Arizona and one in New Mexico, which are high volume diesel fueling and large truck repair facilities that also include small shopping malls, full-service restaurants, convenience stores, fast food restaurants and gift shops. The Company’s principal competition from truck stops includes Love’s Country Stores, Inc., Petro Corporation and Flying J. Many convenience stores are operated by large, national chains that are substantially larger, better capitalized and have greater name recognition and access to greater financial and other resources than the Company. Although the Company faces substantial competition, the Company believes that few of its competitors offer the same breadth of products and services dedicated to the traveling public that the Company offers.

Employees

As of January 31, 2005, the Company had approximately 146 full-time and 32 part-time employees; 53 were located in Arizona, 125 were located in New Mexico. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

Regulation

The Company’s operations are subject to regulation for dispensing gasoline, maintaining mobile homes, dispensing food, sales of fireworks, sales of cactus, operating outdoor advertising signs, waste disposal and air quality control. The Company also must maintain registration of company vehicles, general business licenses and corporate licenses.

Each food service operation is subject to licensing and regulation by a number of governmental authorities relating to health, safety, cleanliness and food handling. The Company’s food service operations are also subject to federal and state laws governing such matters as working conditions, overtime, tip credits and minimum wages. The Company believes that operations at its travel centers comply in all material respects with applicable licensing and regulatory requirements; however, future changes in existing regulations or the adoption of additional regulations could result in material increases in operating costs.

Travel center operations are also subject to extensive laws and regulations governing the sale of tobacco, and in New Mexico travel centers, the sale of fireworks. Such regulations include certain mandatory licensing procedures and ongoing compliance measures, as well as special sales tax measures. These regulations are subject to change and future modifications may result in decreased revenues or profit margins at the Company’s travel centers as a result of such changes.

Nearly all licenses and registrations are subject to renewal each year. The Company is not aware of any reason it would be unable to renew any of its licenses and registrations. The Company estimates that the total cost spent on an annual basis for all licenses and registrations is less than $15,000.

The Company anticipates that in the next twelve months the regulating agencies will develop regulations for above ground storage of fuel and anticipate that because of its expenditures and compliance, ongoing costs for compliance should not be material.

Trademarks

The Company operates its travel centers under a number of its own trademarks such as The Thing, Butterfield Station and Bowlin’s Running Indian, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, ExxonMobil and CITGO trademarks. The Company’s right to use the trademarks Dairy Queen, Dairy Queen/Brazier, ExxonMobil and CITGO are derived from the agreements entered into with these companies, and these rights expire when those agreements expire or are terminated. The Company has a Federal trademark for “BOWLIN” that is effective through 2008. All other rights to trade names that the Company uses in its operations are protected through common law or state rights granted through a registration process. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that, other than its Federal trademark for “BOWLIN”, none of the trademarks owned are material to overall business; however, the loss of one or more of our licensed trademarks could have an adverse effect.

Trademark / Trade Name	Where Registered	Expiration of Registration

BOWLIN	United States Patent and Trademark Office	October 27, 2008
Bowlin’s Running Indian	New Mexico	March 30, 2014
Bowlin Travel Centers	Arizona	April 26, 2006

ITEM 2.  PROPERTIES

As of January 31, 2005, the Company operated twelve travel centers, nine of which are in New Mexico and three of which are in Arizona. The Company owns the real estate and improvements where seven of its travel centers are located, all of which are subject to mortgages. Five of the Company’s existing travel centers are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to thirty-five years, assuming exercise by the Company of all renewal options available under certain leases.

The Company’s principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company owns its principal office space. The Company owns a central warehouse and distribution facility occupying approximately 44,000 square feet in Las Cruces, New Mexico. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company from time to time may be involved in litigation in the ordinary course of business, including disputes involving employment claims and construction matters. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company’s business operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OR EQUITY SECURITIES

As of April 27, 2005, there were 4,583,348 shares of common stock of Bowlin Travel Centers, Inc. outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers, Inc. Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol “BWTL”. On April 27, 2005, there were approximately 26 holders of record of the Company’s common stock. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company made no purchases of its equity securities in the fourth quarter of fiscal 2005.

Fiscal Year Ended January 31, 2004	High	Low

Fiscal Quarter Ended 4/30	$1.90	$1.26
Fiscal Quarter Ended 7/31	$2.00	$1.60
Fiscal Quarter Ended 10/31	$2.00	$1.60
Fiscal Quarter Ended 1/31	$2.00	$1.75

Fiscal Year Ended January 31, 2005	High	Low

Fiscal Quarter Ended 4/30	$2.00	$1.65
Fiscal Quarter Ended 7/31	$1.80	$1.50
Fiscal Quarter Ended 10/31	$1.90	$1.52
Fiscal Quarter Ended 1/31	$2.00	$1.73

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

In the Company’s Articles of Incorporation, pursuant to Nevada Revised Statues Section 78.378, the Company elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive. Pursuant to Nevada Revised Statutes Section 78.434, the Company also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive. These statutes are sometimes referred to as “interested stockholder” statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval. Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions. See, also, “Risk Factors - Our current capitalization could delay, defer or prevent a change of control”.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below are derived from the audited financial statements of the Company for the five years ended January 31, 2005. The data presented below should be read in conjunction with the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

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

SELECTED FINANACIAL DATA

	YEARS ENDED JANUARY 31, *
	2005	2004	2003	2002	2001
STATEMENT OF INCOME DATA:
Net sales	$23,599,177	$21,362,822	$22,083,320	$23,115,131	$26,569,870

Net income	$438,927	$493,894	$507,258	$173,234	$298,812

Earnings per share	$0.10	$0.11	$0.11	$0.04	$0.07

BALANCE SHEET DATA (at end of period):
Total assets	$20,085,144	$17,456,106	$16,383,388	$18,527,507	$16,990,676

Long-term debt, including current maturities	$5,844,366	$4,144,619	$4,046,640	$4,684,334	$5,940,469
________________

*  The Company did not operate independently during fiscal period 2001.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 2005, 2004 and 2003. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company’s fiscal year ending January 31 of such year.

The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect management’s best judgement based on factors currently known and involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to, those discussed.

Fiscal Year Ended January 31, 2005 (Fiscal 2005) Compared to Fiscal Year Ended January 31, 2004 (Fiscal 2004)

Gross sales at the Company’s travel centers increased 10.3% to $24.090 million for fiscal 2005, from $21.848 million for fiscal 2004. Merchandise sales increased 3.8% to $9.632 million for fiscal 2005, from $9.283 million for fiscal 2004. The increase is primarily due to sales incentives, additional supervisory support dedicated to the stores as well as an increase of $150,000 at one location due to additions of billboards advertising that location. Gasoline sales increased 19.4% to $10.279 million for fiscal 2005, from $8.605 million for fiscal 2004. The increase is due to market price increases. Restaurant sales increased 9.6% to $2.424 million for fiscal 2005, from $2.211 million for fiscal 2004. The increase is primarily due to sales incentive programs, supervisory support dedicated to the restaurants as well as an increase of $61,000 at one location due to additions of billboards advertising that location. Wholesale gasoline sales to independent retailers increased 0.3% to $1.755 million for fiscal 2005, from $1.749 million for fiscal 2004. The increase is due to market price increases offset by decreases in volume.

Cost of goods sold for the travel centers increased 12.4% to $15.113 million for fiscal 2005, from $13.450 million for fiscal 2004. Merchandise cost of goods decreased 0.6% to $3.530 million for fiscal 2005, from $3.551 million for fiscal 2004. The decrease corresponds to continued volume purchasing as well as maintaining mark-ups. Gasoline cost of goods increased 21.2% to $9.150 million for fiscal 2005, from $7.547 million for fiscal 2004. The increase is due to market prices increases. Restaurant cost of goods increased 11.8% to $729,000 for fiscal 2005, from $652,000 for fiscal 2004. The increase directly corresponds to the increase in restaurant sales as well as an increase in prices. Wholesale gasoline cost of goods increased 0.2% to $1.704 million in fiscal 2005, from $1.700 million for fiscal 2004. The increase is primarily due market price increases offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased for fiscal 2005 to 62.7%, compared to 61.6% for fiscal 2004.

Gross profit for the travel centers increased 7.2% to $8.486 million for fiscal 2005 from $7.913 million for fiscal 2004. The increase is primarily due attributable to improved management of cost of goods due to increases in volume purchasing.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses for the travel centers increased 7.6% to $7.073 million for fiscal 2005, from $6.573 million for fiscal 2004. The increase is due to bonuses related to the sales incentive programs, additional personnel, sign rent related to the additions of billboards advertising one location, utilities related to trash removal, normal repair and maintenance to billboards and credit card fees related to processing credit cards through the Company’s gasoline distributorships.

Depreciation and amortization expenses increased by 2.6% to $703,000 for fiscal 2005, from $685,000 for fiscal 2004. The increase is primarily associated with certain assets related to capital expenditures.

The above factors contributed to an increase in travel centers operating income of 8.4% to $710,000 for fiscal 2005, from $655,000 for fiscal 2004.

Other income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income decreased 50.0% to $45,000 in fiscal 2005, from $90,000 in fiscal 2004. The decrease is primarily due to bond interest and mortgages receivable interest earned in the prior period not present in the current period. Gains from the sale of property and equipment decreased to $3,000 in fiscal 2005 from $54,000 in fiscal 2004. Property and equipment sold in fiscal year 2005 include an alarm system, a Dairy Queen walk-in compressor, two vehicles, several cash registers and a printer. Miscellaneous income decreased 69.2% to $400 in fiscal 2005, from $1,300 in fiscal 2004. Rental income was $189,000 in fiscal 2005, compared to $193,000 in fiscal 2004. The Company leases available office space at the Company’s corporate headquarters as well as housing to management at the store sites. Interest expense increased 10.2% to $203,000 for fiscal 2005, from $185,000 for fiscal 2004. The increase is primarily attributable to higher interest rates.

Income before income taxes decreased 8.0% to $744,000 for fiscal 2005, from $809,000 for fiscal 2004. The decrease is primarily due the decrease in miscellaneous income partially offset by the increase in interest expense. As a percentage of gross revenues, income before income taxes decreased to 3.1% for fiscal 2005, from 3.7% for fiscal 2004.

Income taxes decreased to $305,000 for fiscal 2005, compared to $315,000 for fiscal 2004, as a result of lower pre-tax income partially offset by non-deductible expenses added back to income for tax calculations. The effective tax rate for fiscal 2005 was 41.0%, compared to 38.9% for fiscal 2004.

The foregoing factors contributed to the Company’s decrease in net income for fiscal 2005 to $439,000, compared to $494,000 for fiscal 2004.

Fiscal Year Ended January 31, 2004 (Fiscal 2004) Compared to Fiscal Year Ended January 31, 2003 (Fiscal 2003)

Gross sales at the Company’s travel centers decreased 2.9% to $21.848 million for fiscal 2004, from $22.503 million for fiscal 2003. Merchandise sales decreased 3.8% to $9.283 million for fiscal 2004, from $9.650 million for fiscal 2003. The decrease is primarily due a major interstate construction project that adversely affected merchandise sales at one location by $226,000 as well as uncertainties in the national economy. Gasoline sales decreased 5.0% to $8.605 million for fiscal 2004, from $9.058 million for fiscal 2003. The decrease is primarily due to a major interstate project that adversely affected gasoline sales at one location by $1.110 million. Restaurant sales increased 10.2% to $2.211 million for fiscal 2004, from $2.006 million for fiscal 2003. The increase is primarily due new sales incentive programs in the current fiscal year as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers decreased 2.2% to $1.749 million for fiscal 2004, from $1.789 million for fiscal 2003. The decrease is due to a general decline in highway travel for fiscal 2004 compared to fiscal 2003 as well as a discontinued wholesale location that was present in fiscal 2003 not present in fiscal 2004.

Cost of goods sold for the travel centers decreased 6.2% to $13.450 million for fiscal 2004, from $14.333 million for fiscal 2003. Merchandise cost of goods decreased 7.3% to $3.614 million for fiscal 2004, from $3.897 million for fiscal 2003. The decrease directly corresponds to the decrease in merchandise sales that adversely affected one location by $129,000, improved purchase pricing as well as maintaining mark-ups. Gasoline cost of goods decreased 7.5% to $7.547 million for fiscal 2004, from $8.157 million for fiscal 2003. The decrease directly corresponds to the decrease in gasoline sales that adversely affected gas cost of goods at one location by $1.001 million. Restaurant cost of goods increased 11.1% to $589,000 for fiscal 2004, from $530,000 for fiscal 2003. The increase directly corresponds to the increase in restaurant sales. Wholesale gasoline cost of goods decreased 2.8% to $1.700 million in fiscal 2004, from $1.749 million for fiscal 2003. The decrease is primarily due to an additional wholesale location in the prior year not present in the current year. Cost of goods sold as a percentage of gross revenues improved for fiscal 2004 to 61.6%, compared to 63.7% for fiscal 2003.

Gross profit for the travel centers increased 2.1% to $7.913 million for fiscal 2004 from $7.751 million for fiscal 2003. The increase is primarily due attributable to improved management of cost of goods due to increases in volume purchasing.

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

The above factors contributed to a decrease in travel centers operating income of 4.5% to $655,000 for fiscal 2004, from $686,000 for fiscal 2003.

Other income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income decreased 15.1% to $90,000 in fiscal 2004, from $106,000 in fiscal 2003. The decrease is primarily due to lower cash balances in the current period partially offset by the interest earned on a 4.24% bond held for approximately nine months in fiscal 2004. Gains from the sale of property and equipment increased to $54,000 in fiscal 2004 from $4,000 in fiscal in 2003. Property and equipment sold in fiscal year 2004 include land, one of the Company’s Dairy Queens, a lot and manufactured home associated with the Company’s investment in real estate, various vehicles as well as three gas tanks. Miscellaneous income decreased 97.5% to $1,000 in fiscal 2004, from $40,000 in fiscal 2003. The decrease is primarily due to a refund of excise taxes in the second quarter of fiscal 2003 not present in fiscal 2004. Rental income was $193,000 in fiscal 2004, compared to $188,000 in fiscal 2003. The Company leases available office space at the Company’s corporate headquarters as well as housing to management at the store site. Interest expense decreased 15.5% to $185,000 for fiscal 2004, from $219,000 for fiscal 2003. The decrease is primarily attributable to lower interest rates as well as lower debt balances for most of fiscal 2004.

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

The foregoing factors contributed to the Company’s decrease in net income for fiscal 2004 to $494,000, compared to $507,000 for fiscal 2003.

Liquidity and Capital Resources

At January 31, 2005, the Company had working capital of $3.582 million compared to working capital of $3.791 million at January 31, 2004. At January 31, 2005, the company had a current ratio of 2.5:1 compared to a current ratio of 2.6:1 at January 31, 2004 (“current ratio” is the ratio of current assets to current liabilities). The decrease in working capital is primarily due to decreases in cash of $197,000, an increase in inventory of $254,000, a decrease in the current portion of long-term debt of $194,000 partially offset by a decrease in prepaid expenses of $149,000, an increase in short-term borrowing of $200,000 and an increase in accrued salaries of $60,000.

The net cash provided by operating activities was $1.409 million at January 31, 2005, compared to $1.260 million at January 31, 2004. During fiscal 2005, there were increases in net operating assets and liabilities of $249,000, an increase in depreciation and amortization of $18,000, a decrease in the gain on sales of property and equipment partially offset by a decrease in the provision for deferred income taxes of $120,000.

Net cash used in investing activities was $3.450 million at January 31, 2005, compared to net cash used by investing activities of $1.533 million at January 31, 2004. The increase was primarily due to purchases of property and equipment of $3.540 million of which $2.480 million was for the new travel center in Picacho, Arizona offset by a decrease to the investment in real estate of $36,000 as well as payments received from notes receivable of $43,000.

Net cash provided by financing activities was $1.845 million at January 31, 2005, compared to net cash provided by financing activities of $96,000 at January 31, 2004. Payments on long-term debt were $975,000 at January 31, 2005 compared to payments on long-term debt of $652,000 at January 31, 2004. Proceeds from long-term borrowing were $2.675 million at January 31, 2005 compared to proceeds from long-term borrowing of $750,000 at January 31, 2004. Proceeds from short-term borrowing were $200,000 at January 31, 2005 compared to proceeds from short-term borrowing of $10,000 at January 31, 2004. Payments for debt issuance costs were $55,000 at January 31, 2005 compared to debt issuance costs of $13,000 at January 31, 2004.

As of January 31, 2005, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $5.844 million under various loans and promissory notes, compared to $4.145 million as of January 31, 2004. Land, buildings, equipment and inventories of the Company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from September 2008 to February 2015 and accrue interest at rates ranging from 4.58% to 5.25% per annum. The Company’s total monthly payments on outstanding long-term debt obligations are approximately $78,000.

Approximately $5.772 million of the approximately $5.844 million outstanding as of January 31, 2005 was borrowed under the Master Loan Agreement with Bank of the West. Under this master loan agreement, the Company grants a security interest in substantially all of its assets and property as security interests against its obligations under the agreement.

In July 2004, the Company renewed a $1,250,000 open line of credit with one of its existing lenders. The line of credit is secured by buildings and equipment. The Company borrowed $200,000 during fiscal year 2005. As of January 31, 2005, $1,039,750 remains on the open line of credit which will mature July 2005 and requires variable interest at the bank’s prime rate. The rate was 5.25% at January 31, 2005.

Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. For fiscal year ending January 31, 2005, the Company was in compliance with the minimum financial ratios.

The Company has forecasted approximately $750,000 for capital commitments for fiscal year 2006 consisting of renovation and upgrading of facilities. The Company expects to use current working capital and cash flows from operations to fund these commitments as well as debt sources for these commitments.

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

This Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not rely on these forward-looking statements. The Company uses words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend” and similar expressions to identify such forward-looking statements. This Form 10-K also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the travel center industry, among other things. You should not place undue reliance on those forward-looking statements. Actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks faced described below and elsewhere in this Form 10-K.

The Company’s shares of common stock are traded on the OTC Bulletin Board and will likely be subject to significant price volatility and an illiquid market.

The Company’s shares trade on the OTC Bulletin Board. In order to purchase and sell shares of the Company’s common stock on the OTC Bulletin Board, you must use one of the market makers then making a market in the stock. Because of the wide variance in the BID and ASK spreads, there is significant risk that an investor that sold shares on the OTC Bulletin Board would sell them for a price that was significantly lower than the price at which the shares could be purchased, and vice versa. The number of shares traded to date indicates that the market for the Company’s shares of common stock is illiquid which could make it difficult to purchase or sell shares.

The Company’s historical financial information may not be representative of its results as a separate company.

The historical financial information prior to fiscal year 2002 included in this Form 10-K may not reflect what results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented or what results of operations, financial position and cash flows will be in the future. This is because:

▪	adjustments and allocations have been made, primarily with respect to corporate-level expenses and administrative functions, because Bowlin Outdoor did not account for the Company as, and the Company was not operating as, a separate stand-alone business for all periods presented; and

▪	the information does not reflect changes that may occur in the future as a result of the Company’s separation from Bowlin Outdoor

For additional information, see “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company might incur greater costs and expenses in proportion to its revenues operating as a stand-alone entity that could adversely affect profitability.

The Company has operated as a stand-alone entity separate from Bowlin Outdoor for fiscal 2002, 2003, 2004 and 2005 only. The Company may have benefited in periods prior to fiscal 2002 from operating as a division of Bowlin Outdoor by sharing some expenses, personnel and other costs. General and administrative costs, as a percentage of revenue, could increase as a result of the Company operating independently of Bowlin Outdoor. If the costs and expenses of operating independently are substantially greater than the costs and expenses of operating as a division of Bowlin Outdoor, it could have a negative effect on profitability and an adverse effect on business operations and financial condition.

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

The Company intends to continue to explore the possibilities of acquiring or building additional travel centers. Although existing operations are based primarily in the Southwest, current expansion plans include consideration of acquisition opportunities in both the Southwest and other geographic regions of the United States. However, there can be no assurance that suitable acquisitions can be identified, and the Company will likely face competition from other companies for available acquisition opportunities. Any such acquisition would be subject to negotiation of definitive agreements, appropriate financing arrangements and performance of due diligence. There can be no assurance that the Company will be able to complete such acquisitions, obtain acceptable financing, or any required consent of our bank lenders, or that such acquisitions, if completed, can be integrated successfully into existing operations. The success of an expansion program will depend on a number of factors, including the availability of sufficient capital, the identification of appropriate expansion opportunities, the Company’s ability to attract and retain qualified employees and management, and the continuing profitability of existing operations. There can be no assurance that the Company will achieve its planned expansion or that any expansion will be profitable.

The Company’s use of petroleum products subjects it to various laws and regulations, and exposes it to substantial risks.

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

Because all of the Company’s travel centers are located in Arizona and New Mexico, a downturn in the economic conditions in the Southwestern United States could adversely affect business operations and financial conditions.

The Company’s travel centers are located only in Arizona and New Mexico. The Company relies on the business generated from travelers and patrons within these two states, and those traveling through these states. Risks from economic downturns are not diversified or spread out across several regions. Because of the geographic concentration of the Company’s travel centers, business may be adversely affected in the event of a downturn in general economic conditions in the Southwestern United States generally, or in Arizona or New Mexico.

The Company depends on third party relationships.

The Company is dependent on a number of third party relationships under which it offers brand name and other products at its travel centers. These brand name relationships include distributorship relationships with ExxonMobil and CITGO and existing franchise agreements with Dairy Queen/Brazier. The Company’s existing operations and plans for future growth anticipate the continued existence of such relationships.

The ExxonMobil distribution agreement had a three-year term beginning April 1, 2002 and expiring March 31, 2005. ExxonMobil has extended the Company’s current distribution agreement until August 31, 2005. ExxonMobil is currently developing a new distributor franchise agreement that will become effective September 1, 2005. During this extension period business will continue under the same terms and conditions as contained in the current distribution agreement. The CITGO distribution agreement has an initial three-year term beginning February 2, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. ExxonMobil’s and CITGO’s ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement by the Company, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company’s distribution area. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

Under three of the Company’s Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that they are in breach of the agreement and Dairy Queen has not cured that breach within thirty days of notice. Dairy Queen may terminate either of these agreements if they deliver notice to the Company that it is in breach of the agreement and does not cure that breach within 14 days of that notice.

There can be no assurance that the agreements that govern these relationships will not be terminated (for greater detail regarding the terms of these agreements, see “Item I. Business Operations”). Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. Although the Company does not currently anticipate having to forego a significant business opportunity in order to comply with such agreements, there can be no assurance that adherence to existing agreements will not prevent it from pursuing opportunities that management would otherwise deem advisable. In addition, there are no material early termination provisions under any of the franchise or petroleum distribution agreements.

The Company also relies upon several at-will relationships with various third parties for much of its souvenir and gift merchandise. Although the Company believes it has good relationships with its suppliers, there can be no assurance that the Company will be able to maintain relationships with suppliers of suitable merchandise at appropriate prices and in sufficient quantities.

If the Company is not able to successfully compete in its industry it could have an adverse impact on business operations or financial condition.

The Company’s travel centers face competition from

▪	major and independent oil companies;

▪	independent service station operators;

▪	national and independent operators of restaurants, diners and other eating establishments; and

▪	national and independent operators of convenience stores and other retail outlets.

        Some of the Company’s competitors, including major oil companies and convenience store operators, are substantially larger, better capitalized, and have greater name recognition and access to greater resources than the Company does. There can be no assurance that the Company’s travel centers will be able to compete successfully in their respective markets in the future.

The Company’s business is seasonal and revenues fluctuate quarterly.

        The Company’s travel center operations are subject to seasonal fluctuations, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes. Revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in periods of decreased cash flow that might cause the Company to use its lending sources, or to secure additional financing, in order to cover expenses during those periods. This could increase the interest expense of the Company’s operations and decrease net income and have a material adverse effect on business and results of operations.

The Company is subject to numerous governmental regulations, including those related to food handling, fireworks sales, tobacco sales, and underground storage tanks.

Each of the Company’s food service operations is subject to licensing and regulation by a number of governmental authorities, including regulations relating to health, safety, cleanliness and food handling, as well as federal and state laws governing such matters as working conditions, overtime, tip credits and minimum wages. The Company’s travel center operations are also subject to extensive laws and regulations governing the sale of tobacco and fireworks in New Mexico travel centers. In addition, the Company has incurred ongoing costs to comply with federal, state and local environmental laws and regulations, primarily relating to underground storage tanks. These costs include assessment, compliance, and remediation costs, as well as certain ongoing capital expenditures relating to gasoline dispensing operations.

Such regulations include certain mandatory licensing procedures and the ongoing compliance measures, as well as special sales tax measures. The Company believes that operations at its twelve travel centers comply with all applicable licensing and regulatory requirements. However, any failure to comply with applicable regulations, or the adoption of additional regulations or changes in existing regulations could impose additional compliance costs, require a cessation of certain activities or otherwise have a material adverse effect on business and results of operations.

The Company’s current capitalization could delay, defer or prevent a change of control.

In the Company’s Articles of Incorporation, pursuant to Nevada Revised Statues Section 78.378, the Company elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive. Pursuant to Nevada Revised Statutes Section 78.434, the Company also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive. These statutes are sometimes referred to as “interested stockholder” statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval. Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions.

However, the Company’s Board of Directors has the authority to issue up to ten million (10,000,000) shares of common stock, $.001 par value, and up to one million (1,000,000) shares of preferred stock, $.001 par value, in one or more series, and to determine the price, rights, preferences and privileges of the shares of each such series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change of control of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2005, approximately $5.772 million of the Company’s total indebtedness is accruing interest at variable rates tied to LIBOR or the respective bank’s prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates that could impact the Company’s ability to finance internal development and growth of the business. The Company does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on its financial position, results of operations or liquidity.

The Company has not entered into any market risk sensitive instruments for trading purposes. Further, the Company does not currently have any derivative instruments outstanding and has no plans to use any form of derivative instruments to manage its business in the foreseeable future.

Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including supply and demand in the retail gasoline market, price volatility and price competition from other gasoline marketers. The availability and price of gas could have an adverse impact on general highway traffic. The Company has not entered into any long-term fixed-price supply agreements for gasoline. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company’s gross margins and operating income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Following on next page.

BOWLIN TRAVEL CENTERS, INC.

Financial Statements

January 31, 2005 and 2004

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico

We have audited the accompanying balance sheets of Bowlin Travel Centers, Inc. as of January 31, 2005 and 2004, and the related statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. at January 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ NEFF + RICCI, LLP

Albuquerque, New Mexico
April 6, 2005

BOWLIN TRAVEL CENTERS, INC.

Balance Sheets
January 31, 2005 and 2004

Assets	2005	2004
Current assets:
Cash and cash equivalents	$2,043,203	2,239,723
Accounts receivable	8,755	70,148
Accounts receivable - related parties	43,251	37,165
Inventories	3,506,831	3,252,721
Prepaid expenses	363,749	512,537
Notes receivable, current maturities	3,368	19,004
Total current assets	5,969,157	6,131,298
Property and equipment, net	13,265,165	10,430,342
Intangible assets, net	225,052	204,409
Interest receivable	21,218	22,142
Investment in real estate	439,036	475,127
Notes receivable, less current portion	165,516	192,788
Total assets	$20,085,144	17,456,106

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$210,250	10,250
Current maturities of long-term debt	581,944	776,033
Accounts payable	1,083,087	1,109,033
Accrued salaries and benefits	256,565	197,059
Accrued liabilities	224,203	213,627
Deferred revenue, current	30,835	34,057
Total current liabilities	2,386,884	2,340,059

Deferred income taxes	877,200	793,300
Deferred revenue, long-term	165,550	—
Long-term debt, less current maturities	5,262,422	3,368,586
Total liabilities	8,692,056	6,501,945

Commitments	—	—

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized,
none issued or outstanding at January 31, 2005 and 2004	—	—
Common stock, $.001 par value; 10,000,000 shares authorized,
4,583,348 issued and outstanding at January 31, 2005 and 2004	4,583	4,583
Additional paid-in capital	9,775,192	9,775,192
Retained earnings	1,613,313	1,174,386
Total stockholders’ equity	11,393,088	10,954,161
Total liabilities and stockholders’ equity	$20,085,144	17,456,106

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Statements of Income

	Years ended January 31,
	2005	2004	2003

Gross sales	$24,089,536	21,848,055	22,502,733
Less discounts on sales	(490,359)	(485,233)	(419,413)

Net sales	23,599,177	21,362,822	22,083,320

Cost of goods sold	15,113,327	13,449,655	14,332,798

Gross profit	8,485,850	7,913,167	7,750,522

General and administrative expense	(7,072,962)	(6,572,708)	(6,329,558)
Depreciation and amortization	(703,050)	(685,051)	(734,946)
Operating income	709,838	655,408	686,018

Other income (expense):
Interest income	45,075	89,973	106,342
Gain on sale of property and equipment	2,997	53,615	3,945
Rental income	189,413	192,864	187,540
Miscellaneous	370	1,347	40,018
Interest expense	(203,366)	(184,513)	(219,105)
Total other income (expense)	34,489	153,286	118,740

Income before income taxes	744,327	808,694	804,758

Income taxes	305,400	314,800	297,500
Net income	$438,927	493,894	507,258

Earnings per share:
Weighted average common shares
outstanding	4,583,348	4,583,348	4,583,348

Basic and diluted	$0.10	0.11	0.11

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Statements of Stockholders’ Equity
For the Years Ended January 31, 2005, 2004 and 2003

		Common	Additional
	Number	stock,	paid-in	Retained
	of shares	at par	capital	earnings	Total

Balance at January 31, 2002	4,583,348	$4,583	9,775,192	173,234	9,953,009
Net income	—	—	—	507,258	507,258

Balance at January 31, 2003	4,583,348	4,583	9,775,192	680,492	10,460,267
Net income	—	—	—	493,894	493,894

Balance at January 31, 2004	4,583,348	4,583	9,775,192	1,174,386	10,954,161
Net income	—	—	—	438,927	438,927

Balance at January 31, 2005	4,583,348	$4,583	9,775,192	1,613,313	11,393,088

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Statement of Cash Flows

	Years ended January 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$438,927	493,894	507,258
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	703,050	685,051	734,946
Amortization of loan fee	29,453	23,922	27,902
Gain on sale of property and equipment	(2,997)	(53,615)	(3,945)
Provision (benefit) for deferred income taxes	83,900	203,700	(36,500)
Changes in operating assets and liabilities
Accounts receivable	55,307	3,212	159,384
Inventories	(254,110)	(158,785)	(97,663)
Prepaid expenses and other	148,788	(203,931)	(28,707)
Accounts payable and accrued liabilities	44,136	268,601	16,477
Deferred income	162,328	—	—
Income taxes	—	(1,706)	1,706
Net cash provided by operating activities	1,408,782	1,260,343	1,280,858

Cash flows from investing activities:
Proceeds from sale of assets	10,635	300,461	4,875
Purchases of property and equipment	(3,540,832)	(2,171,328)	(501,197)
Accrued interest receivable	924	4,794	(101)
Investment in real estate	36,091	(76)	(475,051)
Payments received from mortgages receivable	—	310,129	34,492
Increase in notes receivable	—	(10,000)	—
Payment received from notes receivable	42,908	33,424	39,035
Net cash used in investing activities	(3,450,274)	(1,532,596)	(897,947)

Cash flows from financing activities:
Payments on long-term debt	(975,253)	(652,021)	(722,694)
Payments for debt issuance costs	(54,775)	(12,518)	—
Proceeds from short-term borrowings	200,000	10,250	—
Proceeds from borrowings	2,675,000	750,000	85,000
Net cash provided by (used in) financing activities	1,844,972	95,711	(637,694)

Net (decrease) increase in cash and cash equivalents	(196,520)	(176,542)	(254,783)
Cash and cash equivalents at beginning of year	2,239,723	2,416,265	2,671,048

Cash and cash equivalents at end of year	$2,043,203	2,239,723	2,416,265

(Continued)

BOWLIN TRAVEL CENTERS, INC.
Statement of Cash Flows

	Years ended January 31,
	2005	2004	2003

Supplemental disclosure of cash flow information:

Cash paid for interest	$203,366	184,513	219,105

Cash paid for income taxes	$217,000	112,806	331,510

Noncash investing and financing activities:

Like-kind exchange of property	$308,500	—	—

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

(1)  Summary of Significant Accounting Policies

   (a)    Description of Business

Bowlin Travel Centers, Inc. (BTC or the Company) is located in Albuquerque, New Mexico. The Company’s principal business activities include the operation of full-service travel centers and restaurants which offer brand-name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States, primarily New Mexico.

BTC’s articles of incorporation authorize 10,000,000 shares of common stock ($.001 par value) and 1,000,000 shares of preferred stock ($.001 par value) which can be issued at the discretion of the Board of Directors.

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
January 31, 2005

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

    (i)    Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

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

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

    (l)    Reclassifications

Certain 2004 and 2003 amounts have been reclassified to conform to 2005 presentation. Such reclassifications had no effect on net income.

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

    (n)   Deferred Revenue

The current portion of deferred revenue consists of advertising revenue received in advance for the billboards that the Company rents. This revenue is recognized in income as services are provided over the term of the contract. The long-term portion of deferred revenue consists of revenue received in advance for a Brand Incentive Program for projected ExxonMobil gallons purchased beginning April 1, 2004 and ending March 31, 2006.

(2)  Notes Receivable

   Notes receivable as of January 31, 2005 and 2004 consist of the following:

	2005	2004

8% note, due $37,500 annually through 2005 (including interest) with the balance due in 2006 (a)	$168,884	172,003
9% note, due $691 monthly through June 1, 2008 (including interest) (b)	—	29,789
7% note, due $10,000 annually in 2004 (unsecured)	—	10,000
	168,884	211,792
Less current portion	(3,368)	(19,004)
	$165,516	192,788
_______________
(a)	Collateralized by land and improvements and equipment sold. In the event of default, the property and equipment reverts back to the Company.
(b)	Collateralized by land and buildings sold. In the even of default, the property reverts back to the Company.

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

The gain on the sales of property related to the 8.0% note receivable was $248,699, of which $14,625 was recognized initially and $234,074 was deferred. As payments are received they are recognized as income using the installment method. The deferred gain of $206,333 as of January 31, 2005 is reflected as a reduction to the note receivable in the accompanying balance sheet. In May of 2006, the Company anticipates receiving the remaining balloon payment of $375,216 which includes a deferred gain of $202,217 which will be received and recognized as income.

Management believes that all notes receivable are fully collectable. Therefore, no allowance is deemed to be required.

(3)  Property and Equipment

Property and equipment consist of the following at January 31:

	Estimated life (years)	2005	2004

Land		$2,472,104	2,606,925
Buildings and improvements	10 - 40	10,254,455	7,762,510
Machinery and equipment	3 - 10	7,756,969	6,419,054
Autos, trucks and mobile homes	3 - 10	1,759,685	1,580,942
Billboards	15 - 20	1,529,529	1,427,686
Construction in progress		27,164	511,600

Less accumulated depreciation		(10,534,741)	(9,878,375)
		$13,265,165	10,430,342

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. Strategically located on I-10 between metropolitan Phoenix and Tucson, the new facility has 10,000 square feet of retail space, a convenience department for gourmet coffee and snacks with a large screen plasma TV with satellite news plus a state-of-the-art super-pumper gasoline facility offering CITGO brand gasoline. The total cost of the project was approximately $2,480,000.

On March 24, 2004, the Company disposed of land and building located in Las Cruces, New Mexico to a third party. The assets had a carrying book value of approximately $268,000. The Company exchanged the assets for land and building adjacent to the Company’s warehouse facility located in Las Cruces, New Mexico. The fair value of assets received and the carrying value of the assets exchanged by the Company was approximately equal. Therefore, no gain or loss was recorded on the transaction.

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

(4)  Intangible Assets

Intangible assets, at cost, consist of the following at January 31:

	2005	2004

Franchise fees	$132,442	132,442
Debt issuance costs	378,565	323,790
	511,007	456,232
Less accumulated amortization	(285,955)	(251,823)
	$225,052	204,409

(5)  Investment in Real Estate

Approximately twelve acres of previously undeveloped land in Alamogordo, New Mexico was sub-divided into thirty-five approximately quarter-acre residential lots. The subdivision includes paved roads, fencing, water, sewer and electricity. Two manufactured homes were purchased and installed. One lot and manufactured home were sold in December 2003. The other manufactured home was moved for the Company’s use at the new facility in Picacho, Arizona. The thirty-four lots that remain are for sale.

(6)  Short-term Borrowing

In July 2004, the Company renewed a $1,250,000 open line of credit with one of its existing lenders. The line of credit is secured by buildings and equipment. The Company borrowed $200,000 during fiscal year 2005. As of January 31, 2005, $1,039,750 remains on the open line of credit which will mature July 2005 and requires variable interest (5.25% at January 31, 2005).

(7)  Long-term Debt

Long-term debt consists of the following at January 31:

	2005	2004

Due bank, maturity September 2008, variable interest (4.58% at January 31, 2005), monthly installments of $27,345, secured by buildings and equipment	$1,060,089	1,412,886
Due bank, maturity October 2013, variable interest (5.25% at January 31, 2005), monthly installments of $6,830, secured by land and buildings	571,779	650,859
Due bank, maturity October 2013, variable interest (5.25% at January 31, 2005), monthly installments of $4,072, secured by land and buildings	343,165	389,730
Due bank, maturity November 2005, variable interest (5.25% at January 31, 2005), monthly installments of $4,920 secured by buildings and equipment	—	337,585
Due bank, maturity September 2014, variable interest (5.25% at January 31, 2005), monthly installments of $5,132, secured by buildings and equipment	468,740	524,805

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

	2005	2004

Due bank, maturity January 2013, interest at 6%, monthly installments of $944, secured by land.	71,881	78,754
Due bank, maturity January 2011, variable interest (5.25% at January 31, 2005), monthly installments of $10,580, secured by buildings and equipment.	656,991	750,000
Due bank, maturity February 2015, variable interest (5.25% at January 31, 2005), monthly installments of $14,650, secured by buildings and equipment.	2,175,000	—
Due bank, maturity November 2014, variable interest (5.25% at January 31, 2005), monthly installments of $3,317, secured by buildings and equipment.	496,721	—
	5,844,366	4,144,619
Less current maturities	(581,944)	(776,033)
	$5,262,422	3,368,586

Future maturities of long-term debt for the years ending January 31 are as follows:

2006	$581,944
2007	616,684
2008	647,817
2009	515,829
2010	372,082
Thereafter	3,110,010
Total	$5,844,366

(8)  Income Taxes

    Income taxes consist of the following for the years ended January 31:

	Current	Deferred	Total
2005:
U.S. Federal	$184,500	69,900	254,400
State	37,000	14,000	51,000
	$221,500	83,900	305,400
2004:
U.S. Federal	$92,600	169,700	262,300
State	18,500	34,000	52,500
	$111,100	203,700	314,800

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

	Current	Deferred	Total

2003:
U.S. Federal	$278,300	(30,400)	247,900
State	55,700	(6,100)	49,600
	$334,000	(36,500)	297,500

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

	2005	2004	2003

Computed “expected” tax	$253,071	274,956	273,618
State income taxes, net of federal tax benefit	33,629	34,673	32,761
Other	18,700	5,171	(8,879)
Total	$305,400	314,800	297,500

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

	2005	2004

Deferred tax assets -
At January 31, 2005, deferred revenue principally due to accrual for financial reporting purposes	$55,468	—
Other	16,239	11,464
Total gross deferred tax assets	71,707	11,464
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	948,907	792,773
At January 31, 2004 compensated absences principally due to accrual for financial reporting purposes	—	11,991
Total gross deferred liabilities	948,907	804,764
Net deferred tax liability	$877,200	793,300

There was no valuation allowance for deferred tax assets as of January 31, 2005 or 2004. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

(9)   Profit-Sharing Plan

The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company’s contributions to the profit-sharing plan were $64,361, $48,806 and $69,886 in fiscal 2005, 2004 and 2003, respectively.

(10)    Commitments

The Company leases land at several of its retail operating locations. Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $237,970, $246,528 and $229,724 for the years ended January 31, 2005, 2004 and 2003, respectively. The Company also leases land where several of its retail billboards are located and rent expense for these leases was $152,158, $117,148 and $138,126 for the years ended January 31, 2005, 2004 and 2003, respectively.

The leasing agreements for the various locations include 5 to 30 year leases with remaining lives on those leases ranging from approximately 5 to 15 years at January 31, 2005. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

Future minimum rental payments under these leases are as follows:

Year ending January 31:
2006	$208,984
2007	148,649
2008	139,213
2009	135,001
2010	127,599
Thereafter	1,552,175
Total	$2,311,621

BOWLIN TRAVEL CENTERS, INC.

Notes to Financial Statements
January 31, 2005

(11)    Related Party Transactions

Wholesale gasoline distribution sales were sold to a Stuckey’s franchise travel center not owned by the Company. The travel center is owned by the niece of Michael L. Bowlin. The sales with the associated cost of goods and gross profit consist of the following at January:

	2005	2004	2003

Gross sales	$1,333,324	1,399,527	1,179,052
Cost of goods sold	1,288,990	1,355,553	1,144,956

Gross profit	$44,334	43,974	34,096

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position

Michael L. Bowlin	61	Chairman of the Board, President and Chief Executive Officer
William J. McCabe	55	Senior Vice President -Management Information Systems, Secretary, Treasurer and Director
David B. Raybould	52	Director
Nina J. Pratz	53	Chief Financial Officer, Senior Vice President and Director
Kim D. Stäke	49	Chief Administrative Officer, Vice President and Director

Michael L. Bowlin. Mr. Bowlin has served as Chairman of the Board and Chief Executive Officer, President and as a Director of the Company since August of 2000. Mr. Bowlin served as Chairman of the Board and Chief Executive Officer of Bowlin Outdoor from 1991 through January of 2001, and as President from 1983 through 1991. Mr. Bowlin had been employed by Bowlin Outdoor since 1968. Mr. Bowlin holds a Bachelor’s degree in Business Administration from Arizona State University.

William J. McCabe. Mr. McCabe has served as Senior Vice President, Management Information Systems, Secretary, Treasurer and as a Director of the Company since August of 2000. Mr. McCabe served as a member of the Board of Directors of Bowlin Outdoor from 1983 until August 1996. Prior to 1997, Mr. McCabe served as Senior Vice President - Advertising Services from 1993 to 1996, Vice President of Outdoor Operations from 1988 to 1992 and as Vice President of Accounting from 1984 to 1987. Mr. McCabe has been employed by the Company since 1976 in such additional capacities as a Staff Accountant and Controller. Mr. McCabe holds a Bachelor’s degree in Business Administration from New Mexico State University.

David B. Raybould. Mr. Raybould has been employed as a sales professional by Xpedx, a division of International Paper Company from 1995 until June 2002. During his employment with Xpedx, Mr. Raybould was a consultant to small, independent business firms as well as many Fortune 500 companies. Mr. Raybould holds a Bachelor’s degree in Business Administration from the University of New Mexico.

Nina J. Pratz. Ms. Pratz has served as the Company’s Senior Vice President and Chief Financial Officer since April of 2001. Ms. Pratz has served as a member of the Bowlin Outdoor’s Board of Directors from 1976 until January 2001. Prior to 1997, Ms. Pratz served as Chief Administrative Officer of Bowlin Outdoor since 1988. Ms. Pratz holds a Bachelor’s degree in Business Administration from New Mexico State University.

Kim D. Stäke. Ms. Stäke has served as Vice President and Chief Administrative Officer since April of 2002. Ms. Stäke has been employed with the Company since December 1997. Ms. Stäke also serves in such capacities as Controller and SEC compliance. Prior to December 1997, Ms. Stäke was employed in public accounting. Ms. Stäke holds a Bachelor’s degree in Business Administration from the University of New Mexico.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors also reviews the Company's internal accounting controls, practices and policies. The Board of Directors has not made a determination as to whether any of the current members qualify as an “audit committee financial expert”.

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission and in other public communications made by the Company; strive to be compliant with applicable governmental laws, rules and regulations; and promotes prompt internal reporting of violations of the code of ethics to an appropriate person or persons. The Company has not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors as the amendment to Item 406 of Regulation S-K does not require the Company to do so.

ITEM 11.  EXECUTIVE COMPENSATION

No employee or officer of Bowlin Travel Centers has entered into an employment agreement with Bowlin Travel Centers, nor do we anticipate entering into any employment agreements in the future.

The following table summarizes all compensation paid by Bowlin Travel Centers, Inc. to its Chief Executive Officer for services rendered to Bowlin Travel Centers, Inc. during the fiscal years ended January 31, 2005, 2004 and 2003. The Company has no other executive officer whose total annual salary and bonus paid to them by Bowlin Travel Centers, Inc. exceeded $100,000 for the most recent fiscal year. All information set forth in this table reflects compensation earned by these individuals for services with Bowlin Travel Centers.

Long Term Compensation
		Annual Compensation				Awards
Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options/ SARs (#)	All Other Compensation ($)

Michael L. Bowlin Chairman of the Board, President, CEO & Director	2005 2004 2003	97,550 97,550 101,300	35,000 35,000 35,000	17,438 (2 16,664 (2 16,823 (2	) ) )	— — —	— — —
________________

(1)	Includes amounts deferred at the election of the CEO to be contributed to his 401(k) Profit Sharing Plan account.

(2)
Amount for 2005 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $9,318 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin’s car allowance. Amount for 2004 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $8,544 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin’s car allowance. Amount for 2003 includes (i) $1,784 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $8,289 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,750 for Mr. Bowlin’s use of a company owned vehicle.

Compensation of Directors

Directors who are not employees of the Company are entitled to receive $500 per each meeting of the Board of Directors, or any committee thereof, attended. Directors do not receive any other compensation for services as directors of the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 2005, there were 4,583,348 shares of Bowlin Outdoor common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount Paid and Nature of Beneficial Ownership (3)	Percent of Class (4)

Michael L. Bowlin (5)(1)	2,818,536	61.5%
William J. McCabe (1)	64,548	1.4%
Nina J. Pratz (1)	116,802	2.5%
Kim D. Stäke (1)	*	*
David B. Raybould (1)	—	—
Monica A. Bowlin (6)(1)	2,818,536	61.5%
Jonathan Brooks (2)	585,550	12.8%
All directors and executive officers as a group (5 persons)	2,999,886	65.4%
______________

*	Less than 1.0%
(1)	Address is c/o Bowlin Travel Centers, Inc., 150 Louisiana NE, Albuquerque, NM, 87108.
(2)	Address is 1999 Avenue of the Stars, Suite 2040, Los Angeles, CA, 90067.
(3)
Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as shown beneficially owned by them.

(4)	The shares and percentages shown include the shares of common stock actually owned as of April 27, 2005.
(5)
Includes 425,687 shares held by Mr. Bowlin’s wife and 171,332 shares held by each of three daughters. Mr. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of his daughters.

(6)
Includes 1,878,853 shares held by Mrs. Bowlin’s husband and 171,332 shares held by each of her three daughters. Mrs. Bowlin disclaims beneficial ownership of an aggregate of 513,996 of such shares, which are held by three of her daughters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wholesaling to Relative of Officer and Director and Stockholder of Bowlin Travel Centers

Wholesale gasoline distribution sales were sold to a Stuckey’s franchise travel center not owned by the Company. The travel center is owned by the niece of Michael L. Bowlin. The sales with the associated cost of goods and gross profit consist of the following the year ended January 31:

	2005	2004	2003

Gross sales	$1,333,324	1,399,527	1,179,052
Cost of goods sold	1,288,990	1,355,553	1,144,956

Gross profit	$44,334	43,974	34,096

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

Audit Fees

The aggregate fees billed by Neff + Ricci LLP (“Neff + Ricci”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended January 31, 2005 and January 31, 2004, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years ended January 31, 2005 and January 31, 2004, were approximately $35,000.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Item 8.

(b)	Exhibits

The exhibits as indexed below are included as part of this Form 10-K.

INDEX TO EXHIBITS

3.1(1)	Form of Certificate of Incorporation of Bowlin Travel Centers, Inc.
3.2(1)	Bylaws of Bowlin Travel Centers, Inc.
10.1(1)	Management Services Agreement, between Bowlin Outdoor Advertising and Travel Centers Incorporated and Bowlin Travel Centers, dated August 1, 2000.
10.2(1)	Distributor Franchise Agreement, dated as of July 19, 1995, between the Registrant and CITGO Petroleum Corporation.
10.3(1)	Distributor Sales Agreement, dated as of April 1, 1999, between the Registrant and ExxonMobil Company, U.S.A. (a division of ExxonMobil Corporation).
10.8(1)	Lease, dated as of January 12, 1987, between Janet Prince and the Registrant.
10.9(1)	Commercial Lease, dated as of September 21, 1996, between the State of Arizona and the Registrant, as amended.
10.10(1)	Commercial Lease, dated as of March 16, 2000, between the New Mexico Commissioner of Public Lands and the Registrant, as amended.
10.12(1)	Lease Agreement, dated as of June 23, 1989, between the Registrant and Rex Kipp, Jr., as amended.
10.13(1)	Lease, dated as of September 29, 1983, between J.T. and Ida M. Turner and the Registrant.
10.14(1)	Business Lease, dated as of October 1, 1996, between the Registrant and the New Mexico Commission of Public Lands.
10.15(1)	Commercial Lease, dated as of September 21, 1996, between the Registrant and the State of Arizona, as amended.
10.19(1)
“Dairy Queen” Operating Agreement, dated as of March 10, 1983, between Interstate Dairy Queen Corporation and the Registrant d/b/a DQ/B of Edgewood, NM, together with amendments and ancillary agreements related thereto.

10.20(1)
“Dairy Queen” Operating Agreement, dated as of May 1, 1982, between Interstate Dairy Queen Corporation and the Registrant d/b/a DQ/B of Flying C, New Mexico, together with amendments and ancillary agreements related thereto.

10.21(1)
“Dairy Queen” Store Operating Agreement, dated as of November 18, 1986, between Dairy Queen of Southern Arizona, Inc. and the Registrant, together with amendments and ancillary agreements related thereto.

10.22(1)
“Dairy Queen” Operating Agreement, dated as of September 1, 1982, between Interstate Dairy Queen Corporation and the Registrant d/b/a DQ of Bluewater, New Mexico, together with amendments and ancillary agreements related thereto.

10.23(1)	“Dairy Queen” Store Operating Agreement, dated as of February 1, 1984, between Dairy Queen of Arizona, Inc. and the Registrant, together with amendments and ancillary agreements related thereto.
10.25(1)
“Dairy Queen” Operating Agreement, dated as of June 7, 1989, between Interstate Dairy Queen Corporation and the Registrant d/b/a “DQ” at Butterfield Station, together with amendments and ancillary agreements related thereto.

10.26(1)	Letter of Agreement, dated as of March 1, 1987, between Stuckey’s Corporation and the Registrant confirming franchise of Benson, AZ Stuckey’s Pecan Shoppe.
10.27(2)	Franchise Agreement, dated as of July 7, 1982, between Stuckey’s, Inc. and the Registrant, together with a related Personal Guaranty and Indemnity.
10.28(2)
Amended and Restated Master Loan Agreement with First Security Bank, dated as of November 10, 2000, by and among the Registrant, Bowlin Outdoor Advertising and Travel Centers Incorporated, and First Security Bank.

10.29(1)	Lease Agreement between Bowlin Outdoor Advertising and Travel Centers Incorporated and the Registrant, dated August 1, 2000.

INDEX TO EXHIBITS
(Continued)

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

10.34(5)
Exchange Agreement, dated March 24, 2004, by and between Bowlin Travel Centers, Inc. and Dona Ana Title Company, for relinquished real estate known as Lot 1 of Farmers Subdivision, with replacement real estate known as a 5.42 parcel of land described as Tract B in Deed dated June 6, 1961 containing 22, 819 square feet.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________

(1)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Form 10, filed November 10, 2000.
(2)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Amendment No. 1 to the Form 10, filed December 8, 2000.
(3)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed September 10, 2004.
(4)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed December 10, 2004.
(5)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-K filed April 15, 2004.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowlin Travel Centers, Inc.

Date: April 27, 2005	By:	/s/ MICHAEL L. BOWLIN

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Date

/s/ MICHAEL L. BOWLIN	April 27, 2005

Michael L. Bowlin Chairman of the Board, President, CEO and Director (Principal Executive Officer)

/s/ NINA J. PRATZ	April 27, 2005

Nina J. Pratz Chief Financial Officer, Senior Vice President, and Director

/s/ WILLIAM J. McCABE	April 27, 2005

William M. McCabe Senior Vice President, Management Information Systems, Secretary, Treasurer and Director

/s/ KIM D. STÄKE	April 27, 2005

Kim D. Stäke Chief Administrative Officer, Vice President and Director

/s/ DAVID B. RAYBOULD	April 27, 2005

David B. Raybould, Director