Form 10-Q
period 2005-04-30
BOWLIN TRAVEL CENTERS INC
filed 2005-06-09
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  000-31701

Bowlin Travel Centers, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	85-0473277
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

150 LOUISIANA NE, ALBUQUERQUE, NM	87108
(Address of principal executive offices)	(Zip Code)

   505-266-5985
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 9, 2005, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	April 30,	January 31,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,018	$2,043
Accounts receivable	27	9
Accounts receivable, related parties	52	43
Inventories	3,803	3,507
Prepaid expenses	273	364
Notes receivable, current maturities	3	3
Total current assets	6,176	5,969

Property and equipment, net	13,134	13,265
Intangible assets, net	215	225
Interest receivable	29	21
Investment in real estate	439	439
Notes receivable	166	166
Total assets	$20,159	$20,085
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,363	1,083
Current installments of long-term debt	582	582
Short-term borrowing	210	210
Accrued liabilities	426	481
Deferred revenue	184	31
Total current liabilities	2,765	2,387

Deferred income taxes	870	877
Deferred revenue, long term	—	166
Long-term debt, less current installments	5,125	5,262
Total liabilities	8,760	8,692

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at April 30, 2005 and January 31, 2005	—	—
Common stock, $.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at April 30, 2005 and January 31, 2005	5	5
Additional paid in capital	9,775	9,775
Retained earnings	1,619	1,613
Total stockholders’ equity	11,399	11,393
Total liabilities and stockholders’ equity	$20,159	$20,085

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended
	April 30,	April 30,
	2005	2004
	(Unaudited)	(Unaudited)

Gross sales	$6,194	$5,543
Less discounts on sales	120	118
Net sales	6,074	5,425

Cost of goods sold	4,040	3,547
Gross profit	2,034	1,878

General and administrative expenses	(1,764)	(1,693)
Depreciation and amortization	(226)	(171)
Operating income	44	14

Non-operating income (expense):
Interest income	17	14
Interest expense	(92)	(46)
Rental income	45	46
Total non-operating income (expense)	(30)	14

Income before income taxes	14	28
Income tax expense	8	13
Net income	$6	$15

Earnings per share:
Weighted average common shares outstanding	4,583,348	4,583,348

Basic and diluted	$0 .001	$0 .003

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Three Months Ended

	April 30,	April 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$6	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	171
Amortization of loan fee	9	—
Deferred income taxes	(7)	14
Changes in operating assets and liabilities, net	(20)	158
Net cash provided by operating activities	214	358

Cash flows from investing activities:
Purchases of property and equipment, net	(94)	(454)
Accrued interest receivable	(8)	(11)
Notes receivable, net	—	30
Net cash used in investing activities	(102)	(435)

Cash flows from financing activities:
Payments on long-term debt	(137)	(193)
Net cash used in financing activities	(137)	(193)

Net decrease in cash and cash equivalents	(25)	(270)
Cash and cash equivalents at beginning of period	2,043	2,240

Cash and cash equivalents at end of period	$2,018	$1,970

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three months ended April 30, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2.
Subsequent event. In May of 2005, the Company received a balloon payment of approximately $405,000, for a note receivable that includes a deferred gain of approximately $206,000, which will be received and recognized as non-operating income.

Index

BOWLIN TRAVEL CENTERS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained herein with respect to factors which may affect future earnings, including management’s beliefs and assumptions based on information currently available, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements that are not historical facts involve risks and uncertainties, and results could vary materially from the descriptions contained herein.

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended April 30, 2005 and 2004. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2005.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States, primarily New Mexico and Arizona.

The discussion of results of operations, which follows, compares such selected operating data for the interim periods presented.

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended April 30, 2005 (unaudited and amounts in thousands):

Index

BOWLIN TRAVEL CENTERS, INC.

	Three Months Ended
	April 30, 2005
	All Stores	Same Store*	Picacho Stores
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$6,194	$4,976	$1,218
Discounts on sales	120	95	25
Net sales	6,074	4,881	1,193
Cost of goods sold	4,040	3,168	872
Gross profit	2,034	1,713	321
General and administrative expenses	1,764	1,467	297
Depreciation and amortization	226	175	51
Operating income (loss)	44	71	(27)
Non-operating income (expense):
Interest income	17	17	0
Interest expense	(92)	(55)	(37)
Rental income	45	42	3
Total non-operating income (expense)	(30)	4	(34)

Income (loss) before income taxes	$14	$75	$(61)

	Three Months Ended
	April 30, 2004
	All Stores	Same Store*	Picacho Store

Gross sales	$5,543	$4,689	$854
Discounts on sales	118	100	18
Net sales	5,425	4,589	836
Cost of goods sold	3,547	2,940	607
Gross profit	1,878	1,649	229
General and administrative expenses	1,693	1,523	170
Depreciation and amortization	171	159	12
Operating income (loss)	14	(33)	47
Non-operating income (expense):
Interest income	14	14	0
Interest expense	(46)	(43)	(3)
Rental income	46	45	1
Total non-operating income (expense)	14	16	(2)

Income (loss) before income taxes	$28	$(17)	$45
____________
* Does not include both Picacho Peak stores in 2005 and the one Picacho Peak store in 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

Comparison of the Three Months Ended April 30, 2005 and April 30, 2004

Same Store

Same store financial data excludes the Company’s newly opened location, Picacho Peak Plaza as well as the existing Picacho Peak but does not include restaurant sales as the new facility does not have a restaurant operation. For the three months ended April 30, 2005, the sales of the new facility impacted the existing facility, with the net effect a positive sales result on the Company’s operations. A discussion of the new and existing Picacho Peak facilities follow the same store discussion.

Gross sales at the Company’s travel centers increased by 6.1% to $4.976 million for the three months ended April 30, 2005, from $4.689 million for the three months ended April 30, 2004. Merchandise sales increased 0.6% to $1.892 million for the three months ended April 30, 2005, from $1.881 million for the three months ended April 30, 2004. The increase is due to sales incentives as well as additional supervisory support dedicated to the stores. Gasoline sales increased 8.1% to $2.018 million for the three months ended April 30, 2005, from $1.867 million for the same period in 2004. The increase is due to market price increases. Restaurant sales increased 4.9% to $604,000 for the three months ended April 30, 2005, from $576,000 for the three months ended April 30, 2004. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers increased 26.6% to $462,000 for the three months ended April 30, 2005, from $365,000 for the three months ended April 30, 2004. The increase is due to market price increases partially offset by decreases in volume.

Total cost of goods sold increased 7.7% to $3.168 million for the three months ended April 30, 2005, from $2.940 million for the three months ended April 30, 2004. Merchandise cost of goods decreased 4.6% to $721,000 for the three months ended April 30, 2005, from $756,000 for the three months ended April 30, 2004. This decrease is primarily due to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 9.2% to $1.811 million for the three months ended April 30, 2005, from $1.659 million for the three months ended April 30, 2004. The increase corresponds to market price increases as well as price incentives given to reestablish traffic at one location after completion of a major highway construction project. Restaurant cost of goods increased 7.6% to $183,000 for the three months ended April 30, 2005, from $170,000 for the three months ended April 30, 2004. The increase is related to the increase in sales as well as an increase in prices. Wholesale gasoline cost of goods increased 27.6% to $453,000 for the three months ended April 30, 2005, from $355,000 for the three months ended April 30, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 63.7% for the three months ended April 30, 2005, as compared to 62.7% for the three months ended April 30, 2004.

Gross profit increased 3.9% to $1.713 million for the three months ended April 30, 2005, from $1.649 million for the three months ended April 30, 2004. The increase is primarily attributable to increased sales.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses decreased 3.7% to $1.467 million for the three months ended April 30, 2005, from $1.523 million for the three months ended April 30, 2004. The decrease is primarily due to the reclassification of Picacho Peak DQ and Travel Centers from same store general and administrative expenses for presentation and discussion with the new facility, Picacho Peak Plaza.

Depreciation and amortization expense increased 10.1% to $175,000 for the three months ended April 30, 2005, from $159,000 for the three months ended April 30, 2004.

The above factors contributed to an increase in operating income of 315.2% to $71,000 for the three months ended April 30, 2005, compared to an operating loss of $33,000 for the three months ended April 30, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

New and existing Picacho Peak facilities

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. For the three months ended April 30, 2005, the sales of the new facility impacted the existing facility, with the net effect a positive sales result on the Company’s operations. The following discussion does not include restaurant sales, as the new travel center does not have a restaurant operation.

Gross sales at the new travel center were $742,000 for the three months ended April 30, 2005. Merchandise sales were $284,000 and gasoline sales were $458,000.

Gross sales at the existing travel center decreased by 44.3% to $476,000 for the three months ended April 30, 2005, from $854,000 for the three months ended April 30, 2004. Merchandise sales decreased 37.0% to $199,000 for the three months ended April 30, 2005, from $316,000 for the three months ended April 30, 2004. The decrease is due to the impact of the new facility. Gasoline sales decreased 48.5% to $277,000 for the three months ended April 30, 2005, from $538,000 for the same period in 2003. The decrease is due to the impact of the new facility.

Cost of goods sold for the new travel center were $539,000 for the three months ended April 30, 2005. Merchandise cost of goods were $130,000 and gasoline cost of goods were $409,000. Cost of goods as a percentage of gross revenues was 72.6% for the three months ended April 30, 2005.

Cost of goods for the existing travel center decreased 45.1% to $333,000 for the three months ended April 30, 2005, from $607,000 for the three months ended April 30, 2004. Merchandise cost of goods decreased 38.1% to $83,000 for the three months ended April 30, 2005, from $134,000 for the three months ended April 30, 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Gasoline cost of goods decreased 47.1% to $250,000 for the three months ended April 30, 2005, from $473,000 for the same period in 2003. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Cost of goods sold as a percentage of gross revenues decreased for the three months ended April 30, 2005 to 70.0% compared to 71.1% for the three months ended April 30, 2004.

Gross profit at the new travel center was $190,000 for the three months ended April 30, 2005.

Gross profit for the existing travel center decreased 42.8% to $131,000 for the three months ended April 30, 2005, from $229,000 for the three months ended April 30, 2004. The decrease is attributable to the impact of the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses at the new store were $165,000. General and administrative expenses at the existing store decreased 22.4% to $132,000 for the three months ended April 30, 2005, from $170,000 for the three months ended April 30, 2004. In the aggregate, general and administrative expenses increased 74.7% to $297,000 for the three months ended April 30, 2005, from $170,000 for the three months ended April 30, 2004. The increase is primarily due to the addition of the new Picacho Peak facility expenses related to sales incentive programs and additional personnel as well as utilities related to trash removal and credit card fees related to processing credit cards through the Company’s gasoline distributorships.

Depreciation and amortization expense at both the new and existing travel centers increased 325.0% to $51,000 for the three months ended April 30, 2005, from $12,000 for the three months ended April 30, 2004. The increase is primarily associated with the new travel centers’ assets.

The above factors for both the new and existing travel centers contributed to an overall decrease in operating income of 157.4% to a loss of $27,000 for the three months ended April 30, 2005, compared to operating income of $47,000 for the three months ended April 30, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

All Stores

Gross sales at the Company’s travel centers increased by 11.7% to $6.194 million for the three months ended April 30, 2005, from $5.543 million for the three months ended April 30, 2004. Merchandise sales increased 8.1% to $2.376 million for the three months ended April 30, 2005, from $2.197 million for the three months ended April 30, 2004. The increase is due to sales incentives as well as additional supervisory support dedicated to the stores. Gasoline sales increased 14.4% to $2.752 million for the three months ended April 30, 2005, from $2.405 million for the same period in 2004. The increase is due to market price increases. Restaurant sales increased 4.9% to $604,000 for the three months ended April 30, 2005, from $576,000 for the three months ended April 30, 2004. The increase is due to continuing sales incentive programs as well as additional supervisory support dedicated to the restaurants. Wholesale gasoline sales to independent retailers increased 26.6% to $462,000 for the three months ended April 30, 2005, from $365,000 for the three months ended April 30, 2004. The increase is due to market price increases partially offset by decreases in volume.

Cost of goods sold increased 13.9% to $4.040 million for the three months ended April 30, 2005, from $3.547 million for the three months ended April 30, 2004. Merchandise cost of goods increased 4.8% to $933,000 for the three months ended April 30, 2005, from $890,000 for the three months ended April 30, 2004. This increase directly relates to the increase in sales partially offset by to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 15.9% to $2.471 million for the three months ended April 30, 2005, from $2.132 million for the three months ended April 30, 2004. The increase corresponds to market price increases as well as price incentives given to reestablish traffic at one location after completion of a major highway construction project. Restaurant cost of goods increased 7.6% to $183,000 for the three months ended April 30, 2005, from $170,000 for the three months ended April 30, 2004. The increase is related to the increase in sales as well as an increase in prices. Wholesale gasoline cost of goods increased 27.6% to $453,000 for the three months ended April 30, 2005, from $355,000 for the three months ended April 30, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 65.2% for the three months ended April 30, 2005, as compared to 64.0% for the three months ended April 30, 2004.

Gross profit increased 8.3% to $2.034 million for the three months ended April 30, 2005, from $1.878 million for the three months ended April 30, 2004. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing as well as the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 4.2% to $1.764 million for the three months ended April 30, 2005, from $1.693 million for the three months ended April 30, 2004. The increase is due to bonuses related to the sales incentive programs, additional personnel, sign rent, utilities related to trash removal and credit card fees related to processing credit cards through the Company’s gasoline distributorships.

Depreciation and amortization expense increased 32.2% to $226,000 for the three months ended April 30, 2005, from $171,000 for the three months ended April 30, 2004. The increase is primarily associated with the new travel centers’ property and equipment.

The above factors contributed to an overall increase in operating income of 214.3% to $44,000 for the three months ended April 30, 2005, compared to operating income of $14,000 for the three months ended April 30, 2004.

Non-operating income (expense) includes interest income, rental income and interest expense. Interest income decreased 21.4% to $17,000 for the three months ended April 30, 2005, from $14,000 for the three months ended April 30, 2004. The decrease is primarily due to lower cash balances in the current period. Rental income was $45,000 for the three months ended April 30, 2005 compared to $46,000 for the three months ended April 30, 2004. Interest expense increased 100.0% to $92,000 for the three months ended April 30, 2005, from $46,000 for the three months ended April 30, 2004. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Index

BOWLIN TRAVEL CENTERS, INC.

Income before income taxes decreased 50.0% to $14,000 for the three months ended April 30, 2005, compared to income before income taxes of $28,000 for the three months ended April 30, 2004. As a percentage of gross revenues, income before income taxes was 0.2% for the three months ended April 30, 2005, compared to 0.5% for the three months ended April 30, 2004.

Income tax expense decreased 38.5% to $8,000 for the three months ended April 30, 2005, compared to an income tax expense of $13,000 for the three months ended April 30, 2004. The decrease is a result of lower income before income taxes partially offset by permanent tax deductions.

The foregoing factors contributed to net income for the three months ended April 30, 2005 of $6,000 compared to a net income of $15,000 for the three months ended April 30, 2004.

Liquidity and Capital Resources

At April 30, 2005, the Company had working capital of $3.411 million and a current ratio of 2.2:1, compared to working capital of $3.582 million and a current ratio of 2.5:1 as of January 31, 2005. Net cash provided by operating activities was $214,000 for the three months ended April 30, 2005, compared to $358,000 for the three months ended April 30, 2004. Net cash provided by operating activities for the three months ended April 30, 2005 is primarily attributable to net income adjusted for depreciation and amortization expense and amortization of loan fees offset by changes in operating assets and liabilities and deferred income taxes. Net cash provided by operating activities for the three months ended April 30, 2004 is primarily attributable to net income adjusted for depreciation and amortization expense and changes in other operating assets and liabilities.

Net cash used in investing activities for the three months ended April 30, 2005 was $102,000 primarily consisting of $94,000, which was used for purchases of property and equipment plus accrued interest receivable of $8,000. Net cash used in investing activities for the three months ended April 30, 2004 was $435,000 primarily consisting of $454,000, which was used for purchases of property and equipment partially offset by notes receivable of $30,000.

Net cash used by financing activities for the three months ended April 30, 2005 was $137,000, which consisted of payments on long-term debt. For the three months ended April 30, 2004, net cash used in financing activities was $193,000, which were payments on long-term debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The principal market risk to which the Company is exposed are interest rates on the Company’s debt. The Company’s interest sensitive liabilities are its debt instruments. Variable interest on the majority of the Company’s debt equals LIBOR plus an applicable margin. Because rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to Company borrowings. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company’s financial position, results of operations or liquidity.

The Company has not entered into any market risk sensitive instruments for trading purposes. Further, the Company does not currently have any derivative instruments outstanding and has no plans to use any form of derivative instruments to manage the Company’s business in the foreseeable future. Profit margins on gasoline sales can be adversely affected by factors beyond the control of the Company, including supply and demand in the retail gasoline market, price volatility and price competition from other gasoline marketers. The availability and price of gas could have an adverse impact on general highway traffic. The Company has not entered into any long-term fixed-price supply agreements for gasoline. Any substantial decrease in profit margins on gasoline sales or number of gallons sold could have a material adverse effect on the Company’s gross margins and operating income.

Index

BOWLIN TRAVEL CENTERS, INC.

Item 4.	Controls and Procedures.

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

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

BOWLIN TRAVEL CENTERS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 9, 2005	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer