Form 10-Q
period 2005-07-31
BOWLIN TRAVEL CENTERS INC
filed 2005-09-09
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005

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

As of September 8, 2005, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	July 31,	January 31,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,159	$2,043
Accounts receivable	37	9
Accounts receivable, related parties	50	43
Inventories	3,766	3,507
Prepaid expenses	307	364
Notes receivable, current maturities	—	3
Total current assets	7,319	5,969
Property and equipment, net	13,120	13,265
Intangible assets, net	204	225
Interest receivable	—	21
Investment in real estate	441	439
Notes receivable	—	166
Total assets	$21,084	$20,085
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,735	1,083
Current installments of long-term debt	560	582
Short-term borrowing	210	210
Accrued liabilities	630	481
Deferred revenue	170	31
Income taxes payable	65	—
Total current liabilities	3,370	2,387

Deferred income taxes	859	877
Deferred revenue, long term	—	166
Long-term debt, less current installments	5,011	5,262
Total liabilities	9,240	8,692

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at July 31, 2005 and January 31, 2005	—	—
Common stock, $.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at July 31, 2005 and January 31, 2005	5	5
Additional paid in capital	9,775	9,775
Retained earnings	2,064	1,613
Total stockholders’ equity	11,844	11,393
Total liabilities and stockholders’ equity	$21,084	$20,085

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	July 31,	July 31,	July 31,	July 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$8,374	$7,137	$14,568	$12,681
Less discounts on sales	162	142	281	260
Net sales	8,212	6,995	14,287	12,421

Cost of goods sold	5,328	4,453	9,368	8,000
Gross profit	2,884	2,542	4,919	4,421

General and administrative expenses	(2,106)	(1,823)	(3,870)	(3,515)
Depreciation and amortization	(218)	(177)	(444)	(349)
Operating income	560	542	605	557

Non-operating income (expense):
Interest income	11	10	28	24
Gain on sale of property and equipment	206	4	206	4
Interest expense	(99)	(43)	(191)	(89)
Rental income	45	49	90	93
Total non-operating income	163	20	133	32

Income before income taxes	723	562	738	589
Income tax expense	278	214	287	227
Net income	$445	$348	$451	$362

Earnings per share:
Basic and diluted	$0.10	$0.08	$0.10	$0.08

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	July 31,	July 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$451	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	349
Amortization of loan fee	19	—
Gain on sale of property and equipment	(206)	(4)
Deferred income taxes	(18)	95
Changes in operating assets and liabilities, net	602	610
Net cash provided by operating activities	1,292	1,412

Cash flows from investing activities:
Proceeds from sale of property	206	—
Purchases of property and equipment	(297)	(1,540)
Accrued interest receivable	21	14
Investment in real estate	(2)	—
Notes receivable, net	169	33
Net cash provided by (used in) investing activities	97	(1,493)

Cash flows from financing activities:
Payments on long-term debt	(273)	(702)
Proceeds from borrowing	—	521
Net cash used in financing activities	(273)	(181)

Net increase (decrease) in cash and cash equivalents	1,116	(262)
Cash and cash equivalents at beginning of period	2,043	2,240

Cash and cash equivalents at end of period	$3,159	$1,978

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three and six months ended July 31, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2.
In May of 2005, the Company received a balloon payment of $375,217, for payment in full of a note receivable. The pay off of the note receivable was $168,884 with the remaining balance of $206,333 considered a gain on the sale of property. The gain was received and recognized as non-operating income.

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

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended July 31, 2005 and 2004. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2005.

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

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three and six months ended July 31, 2005 (unaudited and amounts in thousands):

Index

BOWLIN TRAVEL CENTERS, INC.

	Three Months Ended July 31, 2005
	All Stores	Same Store*	Picacho Stores
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$8,374	$7,209	$1,165
Discounts on sales	162	139	23
Net sales	8,212	7,070	1,142
Cost of goods sold	5,328	4,500	828
Gross profit	2,884	2,570	314
General and administrative expenses	(2,106)	(1,846)	(260)
Depreciation and amortization	(218)	(164)	(54)
Operating income	560	560	—
Non-operating income (expense):
Interest income	11	11	—
Gain on sale of property and equipment	206	206
Interest expense	(99)	(58)	(41)
Rental income	45	35	10
Total non-operating income (expense)	163	194	(31)
Income (loss) before income taxes	$723	$754	$(31)

	Three Months Ended July 31, 2004
	All Stores	Same Store*	Picacho Store

Gross sales	$7,137	$6,390	$747
Discounts on sales	142	126	16
Net sales	6,995	6,264	731
Cost of goods sold	4,453	3,907	546
Gross profit	2,542	2,357	185
General and administrative expenses	(1,823)	(1,668)	(155)
Depreciation and amortization	(177)	(165)	(12)
Operating income	542	524	18
Non-operating income (expense):
Interest income	10	10	—
Gain on sale of property and equipment	4	4	—
Interest expense	(43)	(41)	(2)
Rental income	49	41	8
Total non-operating income	20	14	6
Income before income taxes	$562	$538	$24

*Does not include both Picacho Peak stores in 2005 and the one Picacho Peak store in 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

	Six Months Ended July 31, 2005
	All Stores	Same Store*	Picacho Stores
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$14,568	$12,185	$2,383
Discounts on sales	281	233	48
Net sales	14,287	11,952	2,335
Cost of goods sold	9,368	7,667	1,701
Gross profit	4,919	4,285	634
General and administrative expenses	(3,870)	(3,314)	(556)
Depreciation and amortization	(444)	(339)	(105)
Operating income (loss)	605	632	(27)
Non-operating income (expense):
Interest income	28	28	—
Gain on sale of property and equipment	206	206	—
Interest expense	(191)	(113)	(78)
Rental income	90	70	20
Total non-operating income (expense)	133	191	(58)
Income (loss) before income taxes	$738	$823	$(85)

	Six Months Ended July 31, 2004
	All Stores	Same Store*	Picacho Store

Gross sales	$12,681	$11,080	$1,601
Discounts on sales	260	226	34
Net sales	12,421	10,854	1,567
Cost of goods sold	8,000	6,847	1,153
Gross profit	4,421	4,007	414
General and administrative expenses	(3,515)	(3,190)	(325)
Depreciation and amortization	(349)	(324)	(25)
Operating income	557	493	64
Non-operating income (expense):
Interest income	24	24	—
Gain on sale of property and equipment	4	4	—
Interest expense	(89)	(84)	(5)
Rental income	93	78	15
Total non-operating income	32	22	10
Income before income taxes	$589	$515	$74

*Does not include both Picacho Peak stores in 2005 and the one Picacho Peak store in 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

Comparison of the Three Months Ended July 31, 2005 and July 31, 2004

Same Store

Same store financial data excludes the Company’s newly opened location, Picacho Peak Plaza as well as the existing Picacho Peak but does not include restaurant sales as the new facility does not have a restaurant operation. For the three months ended July 31, 2005, the sales of the new facility impacted the existing facility, with no effect on overall operating income. A discussion of the new and existing Picacho Peak facilities follow the same store discussion.

Gross sales at the Company’s travel centers increased by 12.8% to $7.209 million for the three months ended July 31, 2005, from $6.390 million for the three months ended July 31, 2004. Merchandise sales increased 8.7% to $3.114 million for the three months ended July 31, 2005, from $2.865 million for the three months ended July 31, 2004. The increase is due to more efficient store management as well as continued supervisory support dedicated to the stores. Gasoline sales increased 23.0% to $2.832 million for the three months ended July 31, 2005, from $2.304 million for the same period in 2004. The increase is due to market price increases. Restaurant sales decreased 3.1% to $718,000 for the three months ended July 31, 2005, from $741,000 for the three months ended July 31, 2004. The decrease is due to personnel issues at one of the restaurant locations as well as cost increases not reflected in retail prices. Wholesale gasoline sales to independent retailers increased 13.5% to $545,000 for the three months ended July 31, 2005, from $480,000 for the three months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Total cost of goods sold increased 15.2% to $4.500 million for the three months ended July 31, 2005, from $3.907 million for the three months ended July 31, 2004. Merchandise cost of goods increased 3.0% to $1.190 million for the three months ended July 31, 2005, from $1.155 million for the three months ended July 31, 2004. This increase is directly related to the increase in merchandise sales offset by improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 23.3% to $2.550 million for the three months ended July 31, 2005, from $2.068 million for the three months ended July 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods increased 4.6% to $227,000 for the three months ended July 31, 2005, from $217,000 for the three months ended July 31, 2004. The increase is primarily due to cost increases. Wholesale gasoline cost of goods increased 14.1% to $533,000 for the three months ended July 31, 2005, from $467,000 for the three months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 62.4% for the three months ended July 31, 2005, as compared to 61.1% for the three months ended July 31, 2004.

Gross profit increased 9.0% to $2.570 million for the three months ended July 31, 2005, from $2.357 million for the three months ended July 31, 2004. The increase is primarily attributable to increased sales.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses increased 10.7% to $1.846 million for the three months ended July 31, 2005, from $1.668 million for the three months ended July 31, 2004. The increase is primarily due bonuses related to sales incentive programs and executive management as well as general repair and maintenance.

Depreciation and amortization expense decreased 0.6% to $164,000 for the three months ended July 31, 2005, from $165,000 for the three months ended July 31, 2004.

The above factors contributed to an increase in operating income of 6.9% to $560,000 for the three months ended July 31, 2005, compared to operating income of $524,000 for the three months ended July 31, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

New and existing Picacho Peak facilities

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. For the three months ended July 31, 2005, the sales of the new facility impacted the existing facility, with no effect on overall operating income. The following discussion does not include restaurant sales, as the new travel center does not have a restaurant operation.

Gross sales at the new travel center were $708,000 for the three months ended July 31, 2005. Merchandise sales were $272,000 and gasoline sales were $435,000.

Gross sales at the existing travel center decreased by 38.8% to $457,000 for the three months ended July 31, 2005, from $747,000 for the three months ended July 31, 2004. Merchandise sales decreased 30.0% to $177,000 for the three months ended July 31, 2005, from $253,000 for the three months ended July 31, 2004. The decrease is due to the impact of the new facility. Gasoline sales decreased 43.3% to $280,000 for the three months ended July 31, 2005, from $494,000 for the same period in 2004. The decrease is due to the impact of the new facility.

Cost of goods sold for the new travel center were $506,000 for the three months ended July 31, 2005. Merchandise cost of goods were $125,000 and gasoline cost of goods were $381,000. Cost of goods as a percentage of gross revenues was 71.6% for the three months ended July 31, 2005.

Cost of goods for the existing travel center decreased 41.0% to $322,000 for the three months ended July 31, 2005, from $546,000 for the three months ended July 31, 2004. Merchandise cost of goods decreased 29.0% to $76,000 for the three months ended July 31, 2005, from $107,000 for the three months ended July 31, 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Gasoline cost of goods decreased 43.7% to $247,000 for the three months ended July 31, 2005, from $439,000 for the same period in 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Cost of goods sold as a percentage of gross revenues decreased for the three months ended July 31, 2005 to 70.7% compared to 73.1% for the three months ended July 31, 2004.

Gross profit at the new travel center was $189,000 for the three months ended July 31, 2005.

Gross profit for the existing travel center decreased 32.4% to $125,000 for the three months ended July 31, 2005, from $185,000 for the three months ended July 31, 2004. The decrease is attributable to the impact of the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses at the new store were $142,000. General and administrative expenses at the existing store decreased 23.9% to $118,000 for the three months ended July 31, 2005, from $155,000 for the three months ended July 31, 2004 primarily as a result of a decrease in payroll related expenses. In the aggregate, general and administrative expenses increased 67.7% to $260,000 for the three months ended July 31, 2005, from $155,000 for the three months ended July 31, 2004. The increase is primarily due to the cost of operating the new facility.

Depreciation and amortization expense at both the new and existing travel centers increased 375.0% to $57,000 for the three months ended July 31, 2005, from $12,000 for the three months ended July 31, 2004. The increase is primarily associated with the new travel centers’ assets.

The above factors for both the new and existing travel centers contributed to a net result of no operating income for the three months ended July 31, 2005, from $18,000 for the three months ended July 31, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

All Stores

Gross sales at the Company’s travel centers increased by 17.3% to $8.374 million for the three months ended July 31, 2005, from $7.137 million for the three months ended July 31, 2004. Merchandise sales increased 14.3% to $3.563 million for the three months ended July 31, 2005, from $3.118 million for the three months ended July 31, 2004. The increase is due to more efficient store management, the new Picacho Peak store as well as continued supervisory support dedicated to the stores. Gasoline sales increased 26.8% to $3.548 million for the three months ended July 31, 2005, from $2.798 million for the same period in 2004. The increase is due to market price increases. Restaurant sales decreased 3.1% to $718,000 for the three months ended July 31, 2005, from $741,000 for the three months ended July 31, 2004. The decrease is due to personnel issues at one of the restaurant locations as well as cost increases not reflected in retail prices. Wholesale gasoline sales to independent retailers increased 13.5% to $545,000 for the three months ended July 31, 2005, from $480,000 for the three months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Cost of goods sold increased 19.6% to $5.328 million for the three months ended July 31, 2005, from $4.453 million for the three months ended July 31, 2004. Merchandise cost of goods increased 10.1% to $1.390 million for the three months ended July 31, 2005, from $1.263 million for the three months ended July 31, 2004. This increase directly relates to the increase in sales partially offset by to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 26.8% to $3.178 million for the three months ended July 31, 2005, from $2.507 million for the three months ended July 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods increased 4.6% to $227,000 for the three months ended July 31, 2005, from $217,000 for the three months ended July 31, 2004. The increase is primarily due to cost increases. Wholesale gasoline cost of goods increased 14.4% to $533,000 for the three months ended July 31, 2005, from $466,000 for the three months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 63.6% for the three months ended July 31, 2005, as compared to 62.4% for the three months ended July 31, 2004.

Gross profit increased 13.5% to $2.884 million for the three months ended July 31, 2005, from $2.542 million for the three months ended July 31, 2004. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing as well as the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 15.5% to $2.106 million for the three months ended July 31, 2005, from $1.823 million for the three months ended July 31, 2004. The increase is due to bonuses related to the sales incentive programs and executive management, general repair and maintenance as well as the cost of operating the new facility.

Depreciation and amortization expense increased 23.2% to $218,000 for the three months ended July 31, 2005, from $177,000 for the three months ended July 31, 2004. The increase is primarily associated with the new travel centers’ property and equipment.

The above factors contributed to an overall increase in operating income of 3.3% to $560,000 for the three months ended July 31, 2005, compared to operating income of $542,000 for the three months ended July 31, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) includes interest income, rental income and interest expense. Interest income increased 10.0% to $11,000 for the three months ended July 31, 2005, from $10,000 for the three months ended July 31, 2004. The increase is primarily due to higher cash balances in the current period as well as higher interest rates. Gains from the sale of property and equipment increased to $206,000 for the three months ended July 31, 2005 from $4,000 for the three months ended July 31, 2004. The gain of $206,000 for the three months ended July 31, 2005 is primarily due to a balloon payment related to a note receivable that included a deferred gain. The gain of $4,000 is primarily due to an installment payment received related to a note receivable that included a deferred gain. Rental income was $45,000 for the three months ended July 31, 2005 compared to $49,000 for the three months ended July 31, 2004. Interest expense increased 130.2% to $99,000 for the three months ended July 31, 2005, from $43,000 for the three months ended July 31, 2004. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes increased 28.6% to $723,000 for the three months ended July 31, 2005, compared to income before income taxes of $562,000 for the three months ended July 31, 2004. As a percentage of gross revenues, income before income taxes was 8.6% for the three months ended July 31, 2005, compared to 7.9% for the three months ended July 31, 2004.

Income tax expense increased 29.9% to $278,000 for the three months ended July 31, 2005, compared to an income tax expense of $214,000 for the three months ended July 31, 2004. The increase is primarily due to an increase in operating income and a non-operating gain from the sale of property and equipment partially off set by increases in interest expense.

The foregoing factors contributed to net income for the three months ended July 31, 2005 of $445,000 compared to a net income of $345,000 for the three months ended July 31, 2004.

Comparison of the Six Months Ended July 31, 2005 and July 31, 2004

Same Store

Same store financial data excludes the Company’s newly opened location, Picacho Peak Plaza as well as the existing Picacho Peak but does not include restaurant sales, as the new facility does not have a restaurant operation. For the six months ended July 31, 2005, the sales of the new facility impacted the existing facility, with a negative impact on overall operating income due to an increase in depreciation expense related to the new facility. A discussion of the new and existing Picacho Peak facilities follow the same store discussion.

Gross sales at the Company’s travel centers increased by 10.0% to $12.185 million for the six months ended July 31, 2005, from $11.080 million for the six months ended July 31, 2004. Merchandise sales increased 5.5% to $5.009 million for the six months ended July 31, 2005, from $4.746 million for the six months ended July 31, 2004. The increase is due to more efficient store management as well as continued supervisory support dedicated to the stores. Gasoline sales increased 16.3% to $4.850 million for the six months ended July 31, 2005, from $4.171 million for the same period in 2004. The increase is due to market price increases. Restaurant sales increased 0.2% to $1.319 million for the six months ended July 31, 2005, from $1.317 million for the six months ended July 31, 2004. The increase is due to increases at one restaurant location during the first quarter of the fiscal year offset by cost increases not reflected in retail prices. Wholesale gasoline sales to independent retailers increased 19.0% to $1.007 million for the six months ended July 31, 2005, from $846,000 for the six months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Index

BOWLIN TRAVEL CENTERS, INC.

Total cost of goods sold increased 12.0% to $7.667 million for the six months ended July 31, 2005, from $6.847 million for the six months ended July 31, 2004. Merchandise cost of goods decreased 0.1% to $1.910 million for the six months ended July 31, 2005, from $1.911 million for the six months ended July 31, 2004. This decrease is directly related to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 17.0% to $4.361 million for the six months ended July 31, 2005, from $3.727 million for the six months ended July 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods increased 5.9% to $410,000 for the six months ended July 31, 2005, from $387,000 for the six months ended July 31, 2004. The increase is primarily due to cost increases. Wholesale gasoline cost of goods increased 20.0% to $986,000 for the six months ended July 31, 2005, from $822,000 for the six months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 62.9% for the six months ended July 31, 2005, as compared to 61.8% for the six months ended July 31, 2004.

Gross profit increased 6.9% to $4.285 million for the six months ended July 31, 2005, from $4.007 million for the six months ended July 31, 2004. The increase is primarily attributable to increased sales.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses increased 3.9% to $3.314 million for the six months ended July 31, 2005, from $3.190 million for the six months ended July 31, 2004. The increase is primarily due bonuses related to sales incentive programs and executive management as well as general repair and maintenance.

Depreciation and amortization expense increased 4.6% to $339,000 for the six months ended July 31, 2005, from $324,000 for the six months ended July 31, 2004.

The above factors contributed to an increase in operating income of 28.2% to $632,000 for the six months ended July 31, 2005, compared to an operating loss of $493,000 for the six months ended July 31, 2004.

New and existing Picacho Peak facilities

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. For the six months ended July 31, 2005, the sales of the new facility impacted the existing facility, with a negative impact on overall operating income due to an increase in depreciation expense related to the new facility. The following discussion does not include restaurant sales, as the new travel center does not have a restaurant operation.

Gross sales at the new travel center were $1.450 million for the six months ended July 31, 2005. Merchandise sales were $557,000 and gasoline sales were $893,000.

Gross sales at the existing travel center decreased by 41.7% to $933,000 for the six months ended July 31, 2005, from $1.601 million for the six months ended July 31, 2004. Merchandise sales decreased 33.9% to $376,000 for the six months ended July 31, 2005, from $569,000 for the six months ended July 31, 2004. The decrease is due to the impact of the new facility. Gasoline sales decreased 46.0% to $557,000 for the six months ended July 31, 2005, from $1.032 million for the same period in 2004. The decrease is due to the impact of the new facility.

Cost of goods sold for the new travel center were $1.045 million for the six months ended July 31, 2005. Merchandise cost of goods were $254,000 and gasoline cost of goods were $791,000. Cost of goods as a percentage of gross revenues was 72.1% for the six months ended July 31, 2005.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods for the existing travel center decreased 43.1% to $656,000 for the six months ended July 31, 2005, from $1.153 million for the six months ended July 31, 2004. Merchandise cost of goods decreased 34.4% to $158,000 for the six months ended July 31, 2005, from $241,000 for the six months ended July 31, 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Gasoline cost of goods decreased 45.4% to $498,000 for the six months ended July 31, 2005, from $912,000 for the same period in 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Cost of goods sold as a percentage of gross revenues decreased for the six months ended July 31, 2005 to 70.3% compared to 72.0% for the six months ended July 31, 2004.

Gross profit at the new travel center was $379,000 for the six months ended July 31, 2005.

Gross profit for the existing travel center decreased 38.4% to $255,000 for the six months ended July 31, 2005, from $414,000 for the six months ended July 31, 2004. The decrease is attributable to the impact of the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses at the new store were $307,000. General and administrative expenses at the existing store decreased 23.4% to $249,000 for the six months ended July 31, 2005, from $325,000 for the six months ended July 31, 2004 primarily as a result of a decrease in payroll related expenses. In the aggregate, general and administrative expenses increased 71.1% to $556,000 for the six months ended July 31, 2005, from $325,000 for the six months ended July 31, 2004. The increase is primarily due to the total cost of operating the new facility.

Depreciation and amortization expense at both the new and existing travel centers increased 320.0% to $105,000 for the six months ended July 31, 2005, from $25,000 for the six months ended July 31, 2004. The increase is primarily associated with the new travel centers’ assets.

The above factors for both the new and existing travel centers contributed to an overall decrease in operating income of 140.6% to a loss of $27,000 for the six months ended July 31, 2005, compared to operating income of $64,000 for the six months ended July 31, 2004.

All Stores

Gross sales at the Company’s travel centers increased by 14.9% to $14.568 million for the six months ended July 31, 2005, from $12.681 million for the six months ended July 31, 2004. Merchandise sales increased 11.8% to $5.942 million for the six months ended July 31, 2005, from $5.315 million for the six months ended July 31, 2004. The increase is due to more efficient store management, the new Picacho Peak store as well as continued supervisory support dedicated to the stores. Gasoline sales increased 21.1% to $6.300 million for the six months ended July 31, 2005, from $5.203 million for the same period in 2004. The increase is due to market price increases. Restaurant sales increased 0.2% to $1.319 million for the six months ended July 31, 2005, from $1.317 million for the six months ended July 31, 2004. The increase is due to increases at one restaurant location during the first quarter of the fiscal year. Wholesale gasoline sales to independent retailers increased 19.0% to $1.007 million for the six months ended July 31, 2005, from $846,000 for the six months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold increased 17.1% to $9.368 million for the six months ended July 31, 2005, from $8.000 million for the six months ended July 31, 2004. Merchandise cost of goods increased 7.9% to $2.322 million for the six months ended July 31, 2005, from $2.152 million for the six months ended July 31, 2004. This increase directly relates to the increase in sales partially offset by to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 21.8% to $5.650 million for the six months ended July 31, 2005, from $4.639 million for the six months ended July 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods increased 5.9% to $410,000 for the six months ended July 31, 2005, from $387,000 for the six months ended July 31, 2004. The increase is primarily due to cost increases. Wholesale gasoline cost of goods increased 20.0% to $986,000 for the six months ended July 31, 2005, from $822,000 for the six months ended July 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 64.3% for the six months ended July 31, 2005, as compared to 63.1% for the six months ended July 31, 2004.

Gross profit increased 11.3% to $4.919 million for the six months ended July 31, 2005, from $4.421 million for the six months ended July 31, 2004. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing as well as the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 10.1% to $3.870 million for the six months ended July 31, 2005, from $3.515 million for the six months ended July 31, 2004. The increase is due to bonuses related to the sales incentive programs and executive management, general repair and maintenance as well as the total cost of operating the new facility.

Depreciation and amortization expense increased 27.2% to $444,000 for the six months ended July 31, 2005, from $349,000 for the six months ended July 31, 2004. The increase is primarily associated with the new travel centers’ property and equipment.

The above factors contributed to an overall increase in operating income of 8.6% to $605,000 for the six months ended July 31, 2005, compared to operating income of $557,000 for the six months ended July 31, 2004.

Non-operating income (expense) includes interest income, rental income and interest expense. Interest income increased 16.7% to $28,000 for the six months ended July 31, 2005, from $24,000 for the six months ended July 31, 2004. The increase is primarily due to higher cash balances in the current period as well as higher interest rates. Gains from the sale of property and equipment increased to $206,000 for the three months ended July 31, 2005 from $4,000 for the three months ended July 31, 2004. The gain of $206,000 for the three months ended July 31, 2005 is primarily due to a balloon payment related to a note receivable that included a deferred gain. The gain of $4,000 is primarily due to an installment payment received related to a note receivable that included a deferred gain. Rental income was $90,000 for the six months ended July 31, 2005 compared to $93,000 for the six months ended July 31, 2004. Interest expense increased 114.6% to $191,000 for the six months ended July 31, 2005, from $89,000 for the six months ended July 31, 2004. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes increased 25.3% to $738,000 for the six months ended July 31, 2005, compared to income before income taxes of $589,000 for the six months ended July 31, 2004. As a percentage of gross revenues, income before income taxes was 5.1% for the six months ended July 31, 2005, compared to 4.6% for the six months ended July 31, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

Income tax expense increased 26.4% to $287,000 for the six months ended July 31, 2005, compared to an income tax expense of $227,000 for the six months ended July 31, 2004. The increase is primarily due an increase in operating income and a non-operating gain from the sale of property and equipment partially off set by increases in interest expense.

The foregoing factors contributed to net income for the six months ended July 31, 2005 of $451,000 compared to a net income of $362,000 for the six months ended July 31, 2004.

Liquidity and Capital Resources

At July 31, 2005, the Company had working capital of $3.949 million and a current ratio of 2.2:1, compared to working capital of $3.582 million and a current ratio of 2.5:1 as of January 31, 2005. Net cash provided by operating activities was $1.292 million for the six months ended July 31, 2005, compared to $1.412 million for the six months ended July 31, 2004.

Net cash provided by operating activities for the six months ended July 31, 2005 is primarily attributable to net income of $451,000 adjusted for depreciation and amortization expense of $444,000 and changes in operating assets and liabilities of $602,000 offset by the gain on sale of property and equipment of $206,000. Net cash provided by operating activities for the six months ended July 31, 2004 was primarily attributable to net income of $362,000 adjusted for depreciation and amortization expense of $349,000, changes in other operating assets of $610,000 and liabilities and deferred income taxes of $95,000.

Net cash provided by investing activities for the six months ended July 31, 2005 was $97,000 primarily consisting of proceeds of $206,000 from the sale of asset and proceeds of $169,000 from notes receivable partially offset by $297,000 used for purchases of property and equipment. Net cash used in investing activities for the six months ended July 31, 2004 was $1.493 million primarily consisting of $1.540 million used for purchases of property and equipment partially offset by notes receivable of $33,000.

Net cash used by financing activities for the six months ended July 31, 2005 was $273,000, which consisted of payments on long-term debt. For the six months ended July 31, 2004, net cash used in financing activities was $181,000, which reflected payments on long-term debt of $702,000 offset by borrowing of $521,000.

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

Dated: September 8, 2005	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer