Form 10-Q
period 2005-10-31
BOWLIN TRAVEL CENTERS INC
filed 2005-12-12
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 12, 2005, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	October 31,	January 31,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,630	$2,043
Accounts receivable	16	9
Accounts receivable, related parties	—	43
Inventories	3,656	3,507
Prepaid expenses	250	364
Notes receivable, current maturities	12	3
Total current assets	6,564	5,969
Property and equipment, net	12,879	13,265
Intangible assets, net	200	225
Interest receivable	12	21
Investment in real estate	441	439
Notes receivable	104	166
Total assets	$20,200	$20,085
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$959	1,083
Current installments of long-term debt	534	582
Short-term borrowing	210	210
Accrued liabilities	653	481
Deferred revenue	215	31
Income taxes payable	20	—
Total current liabilities	2,591	2,387

Deferred income taxes	815	877
Deferred revenue, long term	—	166
Long-term debt, less current installments	4,906	5,262
Total liabilities	8,312	8,692

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at October 31, 2005 and January 31, 2005	—	—
Common stock, $.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at October 31, 2005 and January 31, 2005	5	5
Additional paid in capital	9,775	9,775
Retained earnings	2,108	1,613
Total stockholders’ equity	11,888	11,393
Total liabilities and stockholders’ equity	$20,200	$20,085

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$7,100	$5,734	$21,668	$18,415
Less discounts on sales	43	43	149	157
Net sales	7,057	5,691	21,519	18,258

Cost of goods sold	4,895	3,732	14,300	11,766
Gross profit	2,162	1,959	7,219	6,492

General and administrative expenses	(1,894)	(1,751)	(5,903)	(5,378)
Depreciation and amortization	(219)	(175)	(663)	(524)
Operating income	49	33	653	590

Non-operating income (expense):
Interest income	17	10	45	33
Gain on sale of property and equipment	75	1	281	5
Interest expense	(105)	(49)	(296)	(138)
Rental income	44	47	135	140
Total non-operating income	31	9	165	40

Income before income taxes	80	42	818	630
Income tax expense	36	19	323	246
Net income	$44	$23	$495	$384

Earnings per share:
Basic and diluted	$0.010	$0.005	$0.108	$0.084

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	October 31,	October 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$495	$384
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	663	524
Amortization of loan fee	21	21
Gain on sale of property and equipment	(281)	(5)
Deferred income taxes	(62)	1
Changes in operating assets and liabilities, net	87	489
Net cash provided by operating activities	923	1,414

Cash flows from investing activities:
Proceeds from sale of property	451	2
Purchases of property and equipment	(445)	(2,407)
Accrued interest receivable	9	8
Notes receivable, net	53	43
Net cash provided by (used in) investing activities	68	(2,354)

Cash flows from financing activities:
Payments on long-term debt	(404)	(848)
Payments for debt issuance costs	—	(47)
Proceeds from borrowing	—	1,546
Short-term borrowing	—	210
Net cash used in (provided by) financing activities	(404)	861

Net increase (decrease) in cash and cash equivalents	587	(79)
Cash and cash equivalents at beginning of period	2,043	2,240

Cash and cash equivalents at end of period	$2,630	$2,161

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three and nine months ended October 31, 2005 and 2004 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2.
In May of 2005, the Company received a balloon payment of $375,217. The payment was in full of a $168,884 note receivable with the remaining balance of $206,333 considered a gain on the sale of property. The gain was received and recognized as non-operating income.

3.
In August 2005, the Company sold property, plant and equipment to a third party for $20,000 cash and a note receivable for $100,000. The note receivable has a stated rate of interest of 8%. Interest is payable monthly with principal payable in annual installments of $4,000 for the first year and $24,000 for the following four years. The land sold had a carrying value of $9,020 and the costs incurred to sell the land were $8,831. The gain on the sale of the land was $102,149; of which $17,025 was recognized initially and $85,124 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

4.
In August 2005, the Company sold property, plant and equipment to a third party for $10,000 cash and a note receivable for $80,000. The note receivable has a stated rate of interest of 8% and is payable in monthly installments of $1,622 for five years. The land sold had a carrying value of $64,167 and the costs incurred to sell the land were $1,211. The gain on the sale of the land was $24,622; of which $2,735 was recognized initially and $21,886 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

5.
In September 2005, the Company sold property, plant and equipment to a third party for $10,000 cash and a note receivable for $75,000. The note receivable has a stated rate of interest of 8% and is payable in quarterly installments of $4,487 for five years. The land sold had a carrying value of $47,675 and the costs incurred to sell the land were $1,764. The gain on the sale of the land was $35,561; of which $4,184 was recognized initially and $31,378 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

6.
In October 2005, one of the Company’s independent gasoline wholesale locations elected early termination of their wholesale agreement. The agreement was terminated within the original ten year term which resulted in a termination penalty of $100,000 as well as the gross margin the Company would have received from gasoline sales had the agreement continued for the remainder of the term. The $100,000 was offset by the disposal of equipment of approximately $47,000 resulting in an overall non-operating gain of approximately $53,000.

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

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended October 31, 2005 and 2004. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2005.

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

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three and nine months ended October 31, 2005 (unaudited and amounts in thousands):

	Three Months Ended October 31, 2005
	All Stores	Same Store*	Picacho Stores
Selected Statement of Operations Data:
(in thousands, except per share data)
Gross sales	$7,100	$5,944	$1,156
Discounts on sales	43	38	5
Net sales	7,057	5,906	1,151
Cost of goods sold	4,895	4,043	852
Gross profit	2,162	1,863	299
General and administrative expenses	(1,894)	(1,613)	(281)
Depreciation and amortization	(219)	(164)	(55)
Operating income (loss)	49	86	(37)
Non-operating income (expense):
Interest income	17	17	—
Gain on sale of property and equipment	75	75
Interest expense	(105)	(61)	(44)
Rental income	44	42	2
Total non-operating income (expense)	31	73	(42)
Income (loss) before income taxes	$80	$159	$(79)

*Does not include both Picacho Peak stores in 2005 and the one Picacho Peak store in 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

	Three Months Ended October 31, 2004
	All Stores	Same Store*	Picacho Store
Selected Statement of Operations Data:
(in thousands, except per share data)
Gross sales	$5,734	$5,072	$662
Discounts on sales	43	40	3
Net sales	5,691	5,032	659
Cost of goods sold	3,732	3,249	483
Gross profit	1,959	1,783	176
General and administrative expenses	(1,751)	(1,594)	(157)
Depreciation and amortization	(175)	(162)	(13)
Operating income	33	27	6
Non-operating income (expense):
Interest income	10	10	—
Gain on sale of property and equipment	1	1	—
Interest expense	(49)	(46)	(3)
Rental income	47	46	1
Total non-operating income (expense)	9	11	(2)
Income before income taxes	$42	$38	$4

*Does not include both Picacho Peak stores in 2005 and the one Picacho Peak store in 2004.

	Nine Months Ended October 31, 2005
	All Stores	Same Store*	Picacho Stores
Selected Statement of Operations Data:
(in thousands, except per share data)
Gross sales	$21,668	$18,129	$3,539
Discounts on sales	149	136	13
Net sales	21,519	17,993	3,526
Cost of goods sold	14,300	11,748	2,552
Gross profit	7,219	6,245	974
General and administrative expenses	(5,903)	(5,038)	(865)
Depreciation and amortization	(663)	(503)	(160)
Operating income (loss)	653	704	(51)
Non-operating income (expense):
Interest income	45	45	—
Gain on sale of property and equipment	281	281	—
Interest expense	(296)	(174)	(122)
Rental income	135	126	9
Total non-operating income (expense)	165	278	(113)
Income (loss) before income taxes	$818	$982	$(164)

*Does not include both Picacho Peak stores in 2005 and the one Picacho Peak store in 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

	Nine Months Ended October 31, 2004
	All Stores	Same Store*	Picacho Store
Selected Statement of Operations Data:
(in thousands, except per share data)
Gross sales	$18,415	$16,152	$2,263
Discounts on sales	157	148	9
Net sales	18,258	16,004	2,254
Cost of goods sold	11,766	10,129	1,637
Gross profit	6,492	5,875	617
General and administrative expenses	(5,378)	(4,881)	(497)
Depreciation and amortization	(524)	(486)	(38)
Operating income	590	508	82
Non-operating income (expense):
Interest income	33	33	—
Gain on sale of property and equipment	5	5	—
Interest expense	(138)	(130)	(8)
Rental income	140	136	4
Total non-operating income (expense)	40	44	(4)
Income before income taxes	$630	$552	$78

*Does not include both Picacho Peak stores in 2005 and the one Picacho Peak store in 2004.

Comparison of the Three Months Ended October 31, 2005 and October 31, 2004

Same Store

Same store financial data excludes the Company’s newly opened location, Picacho Peak Plaza as well as the existing Picacho Peak but does not include restaurant sales as the new facility does not have a restaurant operation. For the three months ended October 31, 2005, the sales of the new facility impacted the existing facility, with a negative effect on overall operating income. A discussion of the new and existing Picacho Peak facilities follow the same store discussion.

Gross sales at the Company’s travel centers increased by 17.2% to $5.944 million for the three months ended October 31, 2005, from $5.072 million for the three months ended October 31, 2004. Merchandise sales decreased 0.7% to $1.986 million for the three months ended October 31, 2005, from $2.000 million for the three months ended October 31, 2004. The slight decrease is due to decreases in general merchandise sales. Gasoline sales increased 42.7% to $2.896 million for the three months ended October 31, 2005, from $2.030 million for the same period in 2004. The increase is due to market price increases. Restaurant sales decreased 9.0% to $545,000 for the three months ended October 31, 2005, from $599,000 for the three months ended October 31, 2004. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers increased 16.7% to $517,000 for the three months ended October 31, 2005, from $443,000 for the three months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Index

BOWLIN TRAVEL CENTERS, INC.

Total cost of goods sold increased 24.4% to $4.043 million for the three months ended October 31, 2005, from $3.249 million for the three months ended October 31, 2004. Merchandise cost of goods decreased 6.3% to $773,000 for the three months ended October 31, 2005, from $825,000 for the three months ended October 31, 2004. The decrease is related to volume purchasing as well as maintaining mark-ups. Gasoline cost of goods increased 43.2% to $2.591 million for the three months ended October 31, 2005, from $1.809 million for the three months ended October 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods decreased 5.5% to $173,000 for the three months ended October 31, 2005, from $183,000 for the three months ended October 31, 2004. The decrease is related to sales decreases partially offset by cost increases. Wholesale gasoline cost of goods increased 17.1% to $506,000 for the three months ended October 31, 2005, from $432,000 for the three months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 68.0% for the three months ended October 31, 2005, as compared to 65.1% for the three months ended October 31, 2004.

Gross profit increased 4.5% to $1.863 million for the three months ended October 31, 2005, from $1.783 million for the three months ended October 31, 2004. The increase is primarily attributable to increases in gasoline market prices.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses increased 1.2% to $1.613 million for the three months ended October 31, 2005, from $1.594 million for the three months ended October 31, 2004. The increase is primarily due to increases in bankcard fees, utilities as well as executive management bonuses.

Depreciation and amortization expense increased 1.2% to $164,000 for the three months ended October 31, 2005, from $162,000 for the three months ended October 31, 2004.

The above factors contributed to an increase in operating income of 218.5% to $86,000 for the three months ended October 31, 2005, compared to operating income of $27,000 for the three months ended October 31, 2004.

New and existing Picacho Peak facilities

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. For the three months ended October 31, 2005, the sales of the new facility impacted the existing facility, with a negative effect on overall operating income primarily due to depreciation expense associated with the new facility. The following discussion does not include restaurant sales, as the new travel center does not have a restaurant operation.

Gross sales at the new travel center were $744,000 for the three months ended October 31, 2005. Merchandise sales were $253,000 and gasoline sales were $491,000.

Gross sales at the existing travel center decreased by 37.8% to $412,000 for the three months ended October 31, 2005, from $662,000 for the three months ended October 31, 2004. Merchandise sales decreased 37.4% to $137,000 for the three months ended October 31, 2005, from $219,000 for the three months ended October 31, 2004. The decrease is due to the impact of the new facility. Gasoline sales decreased 37.9% to $275,000 for the three months ended October 31, 2005, from $443,000 for the same period in 2004. The decrease is due to the impact of the new facility.

Cost of goods sold for the new travel center were $550,000 for the three months ended October 31, 2005. Merchandise cost of goods were $114,000 and gasoline cost of goods were $435,000. Cost of goods as a percentage of gross revenues was 74.6% for the three months ended October 31, 2005.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods for the existing travel center decreased 37.5% to $302,000 for the three months ended October 31, 2005, from $483,000 for the three months ended October 31, 2004. Merchandise cost of goods decreased 35.9% to $59,000 for the three months ended October 31, 2005, from $92,000 for the three months ended October 31, 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Gasoline cost of goods decreased 37.9% to $243,000 for the three months ended October 31, 2005, from $391,000 for the same period in 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. In the aggregate, cost of goods sold as a percentage of gross revenues increased for the three months ended October 31, 2005 to 73.7% compared to 73.0% for the three months ended October 31, 2004.
Gross profit at the new travel center was $191,000 for the three months ended October 31, 2005.

Gross profit for the existing travel center decreased 38.3% to $108,000 for the three months ended October 31, 2005, from $175,000 for the three months ended October 31, 2004. The decrease is attributable to the impact of the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses at the new store were $163,000. General and administrative expenses at the existing store decreased 24.8% to $118,000 for the three months ended October 31, 2005, from $157,000 for the three months ended October 31, 2004 primarily as a result of a decrease in payroll related expenses, bank card fees and utilities. In the aggregate, general and administrative expenses increased 80.0% to $281,000 for the three months ended October 31, 2005, from $157,000 for the three months ended October 31, 2004. The increase is primarily due to the cost of operating the new facility.

Depreciation and amortization expense at both the new and existing travel centers increased 323.1% to $55,000 for the three months ended October 31, 2005, from $13,000 for the three months ended October 31, 2004. The increase is primarily associated with the new travel centers’ assets.

The above factors for both the new and existing travel centers contributed to an operating loss of $37,000 for the three months ended October 31, 2005, compared to operating income of $6,000 for the three months ended October 31, 2004.

All Stores

Gross sales at the Company’s travel centers increased by 23.8% to $7.100 million for the three months ended October 31, 2005, from $5.734 million for the three months ended October 31, 2004. Merchandise sales increased 7.1% to $2.376 million for the three months ended October 31, 2005, from $2.218 million for the three months ended October 31, 2004. The increase is primarily due to volume purchasing as well as maintaining mark ups. Gasoline sales increased 48.0% to $3.662 million for the three months ended October 31, 2005, from $2.474 million for the same period in 2004. The increase is due to market price increases. Restaurant sales decreased 9.0% to $545,000 for the three months ended October 31, 2005, from $599,000 for the three months ended October 31, 2004. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers increased 16.7% to $517,000 for the three months ended October 31, 2005, from $443,000 for the three months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold increased 31.1% to $4.895 million for the three months ended October 31, 2005, from $3.732 million for the three months ended October 31, 2004. Merchandise cost of goods increased 3.2% to $946,000 for the three months ended October 31, 2005, from $917,000 for the three months ended October 31, 2004. This increase directly relates to the increase in sales partially offset by volume purchasing as well as maintaining mark-ups. Gasoline cost of goods increased 48.6% to $3.270 million for the three months ended October 31, 2005, from $2.200 million for the three months ended October 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods decreased 5.5% to $173,000 for the three months ended October 31, 2005, from $183,000 for the three months ended October 31, 2004. The decrease corresponds to decreases in sales partially offset by cost increases not reflected in retail prices. Wholesale gasoline cost of goods increased 17.1% to $506,000 for the three months ended October 31, 2005, from $432,000 for the three months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 68.9% for the three months ended October 31, 2005, as compared to 65.1% for the three months ended October 31, 2004.

Gross profit increased 10.4% to $2.162 million for the three months ended October 31, 2005, from $1.958 million for the three months ended October 31, 2004. The increase is primarily attributable to volume purchasing as well as the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 8.2% to $1.894 million for the three months ended October 31, 2005, from $1.750 million for the three months ended October 31, 2004. The increase is primarily due to increases in bankcard fees, utilities, executive management bonuses as well as the cost of operating the new facility.

Depreciation and amortization expense increased 25.1% to $219,000 for the three months ended October 31, 2005, from $175,000 for the three months ended October 31, 2004. The increase is primarily associated with the new travel centers’ property and equipment.

The above factors contributed to an overall increase in operating income of 45.5% to $49,000 for the three months ended October 31, 2005, compared to operating income of $33,000 for the three months ended October 31, 2004.

Non-operating income (expense) includes interest income, rental income and interest expense. Interest income increased 70.0% to $17,000 for the three months ended October 31, 2005, from $10,000 for the three months ended October 31, 2004. The increase is primarily due to higher interest rates. Gains from the sale of property and equipment increased to $75,000 for the three months ended October 31, 2005 from $1,000 for the three months ended October 31, 2004. The gain of $75,000 for the three months ended October 31, 2005 is primarily due to the sale of land and the early termination of one independent wholesale contract resulting in a penalty payment. For the three months ended October 31, 2004, the gain of $1,000 is primarily due sales of cash registers. Rental income was $44,000 for the three months ended October 31, 2005 compared to $47,000 for the three months ended October 31, 2004. Interest expense increased 114.3% to $105,000 for the three months ended October 31, 2005, from $49,000 for the three months ended October 31, 2004. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes increased 90.5% to $80,000 for the three months ended October 31, 2005, compared to income before income taxes of $42,000 for the three months ended October 31, 2004. As a percentage of gross revenues, income before income taxes was 1.1% for the three months ended October 31, 2005, compared to 0.7% for the three months ended October 31, 2004.

Income tax expense increased 89.5% to $36,000 for the three months ended October 31, 2005, compared to an income tax expense of $19,000 for the three months ended October 31, 2004. The increase is primarily due to an increase in operating income and a non-operating gain from the sale of property and equipment partially off set by increases in interest expense.

Index

BOWLIN TRAVEL CENTERS, INC.

The foregoing factors contributed to net income for the three months ended October 31, 2005 of $44,000 compared to a net income of $23,000 for the three months ended October 31, 2004.

Comparison of the Nine Months Ended October 31, 2005 and October 31, 2004

Same Store

Same store financial data excludes the Company’s newly opened location, Picacho Peak Plaza as well as the existing Picacho Peak but does not include restaurant sales, as the new facility does not have a restaurant operation. For the nine months ended October 31, 2005, the sales of the new facility impacted the existing facility, with a negative impact on overall operating income. A discussion of the new and existing Picacho Peak facilities follow the same store discussion.

Gross sales at the Company’s travel centers increased by 12.2% to $18.129 million for the nine months ended October 31, 2005, from $16.152 million for the nine months ended October 31, 2004. Merchandise sales increased 3.7% to $6.995 million for the nine months ended October 31, 2005, from $6.746 million for the nine months ended October 31, 2004. The increase is primarily due to volume purchasing as well as maintaining mark ups. Gasoline sales increased 24.9% to $7.747 million for the nine months ended October 31, 2005, from $6.201 million for the same period in 2004. The increase is due to market price increases. Restaurant sales decreased 2.8% to $1.863 million for the nine months ended October 31, 2005, from $1.916 million for the nine months ended October 31, 2004. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers increased 18.2% to $1.524 million for the nine months ended October 31, 2005, from $1.289 million for the nine months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Total cost of goods sold increased 16.0% to $11.748 million for the nine months ended October 31, 2005, from $10.129 million for the nine months ended October 31, 2004. Merchandise cost of goods decreased 1.8% to $2.720 million for the nine months ended October 31, 2005, from $2.769 million for the nine months ended October 31, 2004. This decrease is directly related to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 25.6% to $6.952 million for the nine months ended October 31, 2005, from $5.536 million for the nine months ended October 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods increased 2.1% to $583,000 for the nine months ended October 31, 2005, from $571,000 for the nine months ended October 31, 2004. The increase is primarily due to cost increases not reflected in retail prices. Wholesale gasoline cost of goods increased 19.1% to $1.492 million for the nine months ended October 31, 2005, from $1.253 million for the nine months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 64.8% for the nine months ended October 31, 2005, as compared to 62.7% for the nine months ended October 31, 2004

Gross profit increased 6.3% to $6.245 million for the nine months ended October 31, 2005, from $5.875 million for the nine months ended October 31, 2004. The increase is primarily attributable to increased sales and volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses increased 3.2% to $5.038 million for the nine months ended October 31, 2005, from $4.881 million for the nine months ended October 31, 2004. The increase is primarily due to increases in bankcard fees, utilities, general repair and maintenance as well as executive management bonuses.

Depreciation and amortization expense increased 3.5% to $503,000 for the nine months ended October 31, 2005, from $486,000 for the nine months ended October 31, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

The above factors contributed to an increase in operating income of 38.6% to $704,000 for the nine months ended October 31, 2005, compared to an operating loss of $508,000 for the nine months ended October 31, 2004.

New and existing Picacho Peak facilities

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. For the Nine months ended October 31, 2005, the sales of the new facility impacted the existing facility, with a negative impact on overall operating income due to an increase in depreciation expense related to the new facility. The following discussion does not include restaurant sales, as the new travel center does not have a restaurant operation.

Gross sales at the new travel center were $2.195 million for the Nine months ended October 31, 2005. Merchandise sales were $810,000 and gasoline sales were $1.385 million.

Gross sales at the existing travel center decreased by 40.6% to $1.344 million for the nine months ended October 31, 2005, from $2.263 million for the nine months ended October 31, 2004. Merchandise sales decreased 34.9% to $513,000 for the nine months ended October 31, 2005, from $788,000 for the nine months ended October 31, 2004. The decrease is due to the impact of the new facility. Gasoline sales decreased 43.7% to $831,000 for the nine months ended October 31, 2005, from $1.475 million for the same period in 2004. The decrease is due to the impact of the new facility.

Cost of goods sold for the new travel center were $1.594 million for the nine months ended October 31, 2005. Merchandise cost of goods were $368,000 and gasoline cost of goods were $1.226 million. Cost of goods as a percentage of gross revenues was 72.7% for the nine months ended October 31, 2005.

Cost of goods for the existing travel center decreased 41.5% to $958,000 for the nine months ended October 31, 2005, from $1.637 million for the nine months ended October 31, 2004. Merchandise cost of goods decreased 35.0% to $217,000 for the nine months ended October 31, 2005, from $334,000 for the nine months ended October 31, 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Gasoline cost of goods decreased 43.1% to $741,000 for the nine months ended October 31, 2005, from $1.303 million for the same period in 2004. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. In the aggregate, cost of goods sold as a percentage of gross revenues decreased for the nine months ended October 31, 2005 to 71.2% compared to 72.3% for the nine months ended October 31, 2004.

Gross profit at the new travel center was $594,000 for the nine months ended October 31, 2005.

Gross profit for the existing travel center decreased 38.4% to $380,000 for the nine months ended October 31, 2005, from $617,000 for the nine months ended October 31, 2004. The decrease is attributable to the impact of the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses at the new store were $494,000. General and administrative expenses at the existing store decreased 25.4% to $371,000 for the nine months ended October 31, 2005, from $497,000 for the nine months ended October 31, 2004 primarily as a result of a decrease in payroll related expenses. In the aggregate, general and administrative expenses increased 74.0% to $865,000 for the nine months ended October 31, 2005, from $497,000 for the nine months ended October 31, 2004. The increase is primarily due to the total cost of operating the new facility.

Depreciation and amortization expense at both the new and existing travel centers increased 321.1% to $160,000 for the nine months ended October 31, 2005, from $38,000 for the nine months ended October 31, 2004. The increase is primarily associated with the new travel centers’ assets.

Index

BOWLIN TRAVEL CENTERS, INC.

The above factors for both the new and existing travel centers contributed to an overall decrease in operating income of 162.2% to a loss of $51,000 for the nine months ended October 31, 2005, compared to operating income of $82,000 for the nine months ended October 31, 2004.

All Stores

Gross sales at the Company’s travel centers increased by 17.7% to $21.668 million for the nine months ended October 31, 2005, from $18.415 million for the nine months ended October 31, 2004. Merchandise sales increased 10.4% to $8.318 million for the nine months ended October 31, 2005, from $7.533 million for the nine months ended October 31, 2004. The increase is due to volume purchasing, maintaining mark ups and the new Picacho Peak store. Gasoline sales increased 29.8% to $9.963 million for the nine months ended October 31, 2005, from $7.677 million for the same period in 2004. The increase is due to market price increases. Restaurant sales decreased 2.7% to $1.864 million for the nine months ended October 31, 2005, from $1.916 million for the nine months ended October 31, 2004. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers increased 18.2% to $1.524 million for the nine months ended October 31, 2005, from $1.289 million for the nine months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume.

Cost of goods sold increased 21.5% to $14.300 million for the nine months ended October 31, 2005, from $11.766 million for the nine months ended October 31, 2004. Merchandise cost of goods increased 6.6% to $3.306 million for the nine months ended October 31, 2005, from $3.102 million for the nine months ended October 31, 2004. This increase directly relates to the increase in sales partially offset by volume purchasing as well as maintaining mark-ups. Gasoline cost of goods increased 30.4% to $8.919 million for the nine months ended October 31, 2005, from $6.839 million for the nine months ended October 31, 2004. The increase corresponds to market price increases. Restaurant cost of goods increased 2.1% to $583,000 for the nine months ended October 31, 2005, from $571,000 for the nine months ended October 31, 2004. The increase is primarily due to cost increases not reflected in retail prices. Wholesale gasoline cost of goods increased 19.0% to $1.492 million for the nine months ended October 31, 2005, from $1.254 million for the nine months ended October 31, 2004. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 66.0% for the nine months ended October 31, 2005, as compared to 63.9% for the nine months ended October 31, 2004.

Gross profit increased 11.2% to $7.219 million for the nine months ended October 31, 2005, from $6.492 million for the nine months ended October 31, 2004. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing as well as the new facility. Gross margin for the nine months ended October 31, 2005 is down compared to October 31, 2004 primarily as a result of decreases in restaurant and wholesale gas gross margins.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 9.8% to $5.903 million for the nine months ended October 31, 2005, from $5.378 million for the nine months ended October 31, 2004. The increase is due to bankcard fees, utilities, general repair and maintenance, bonuses related to the sales incentive programs and executive management as well as the total cost of operating the new facility.

Depreciation and amortization expense increased 26.5% to $663,000 for the nine months ended October 31, 2005, from $524,000 for the nine months ended October 31, 2004. The increase is primarily associated with the new travel centers’ property and equipment.

The above factors contributed to an overall increase in operating income of 10.7% to $653,000 for the nine months ended October 31, 2005, compared to operating income of $590,000 for the nine months ended October 31, 2004.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) includes interest income, rental income and interest expense. Interest income increased 36.4% to $45,000 for the nine months ended October 31, 2005, from $33,000 for the nine months ended October 31, 2004. The increase is primarily due higher interest rates. Gains from the sale of property and equipment increased to $281,000 for the nine months ended October 31, 2005 from $5,000 for the nine months ended October 31, 2004. The gain of $281,000 for the nine months ended October 31, 2005 is primarily due to a balloon payment related to a note receivable that included a deferred gain, the sale of land and the early termination of one independent wholesale contract resulting in a penalty payment. The gain of $4,000 is primarily due to an installment payment received related to a note receivable that included a deferred gain. Rental income was $135,000 for the nine months ended October 31, 2005 compared to $140,000 for the nine months ended October 31, 2004. Interest expense increased 114.5% to $296,000 for the nine months ended October 31, 2005, from $138,000 for the nine months ended October 31, 2004. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes increased 29.8% to $818,000 for the nine months ended October 31, 2005, compared to income before income taxes of $630,000 for the nine months ended October 31, 2004. As a percentage of gross revenues, income before income taxes was 3.8% for the nine months ended October 31, 2005, compared to 3.4% for the nine months ended October 31, 2004.

Income tax expense increased 31.3% to $323,000 for the nine months ended October 31, 2005, compared to an income tax expense of $246,000 for the nine months ended October 31, 2004. The increase is primarily due an increase in operating income and a non-operating gain from the sale of property and equipment partially off set by increases in interest expense.

The foregoing factors contributed to net income for the nine months ended October 31, 2005 of $495,000 compared to a net income of $384,000 for the nine months ended October 31, 2004.

Liquidity and Capital Resources

At October 31, 2005, the Company had working capital of $3.973 million and a current ratio of 2.5:1, compared to working capital of $3.582 million and a current ratio of 2.5:1 as of January 31, 2005. Net cash provided by operating activities was $923,000 for the nine months ended October 31, 2005, compared to $1.414 million for the nine months ended October 31, 2004.

Net cash provided by operating activities for the nine months ended October 31, 2005 is primarily attributable to net income of $495,000 adjusted for depreciation and amortization expense of $663,000 and changes in operating assets and liabilities of $87,000 offset by the gain on sale of property and equipment of $281,000. Net cash provided by operating activities for the nine months ended October 31, 2004 was primarily attributable to net income of $384,000 adjusted for depreciation and amortization expense of $524,000 and changes in other operating assets and liabilities of $489,000.

Net cash provided by investing activities for the nine months ended October 31, 2005 was $69,000 primarily consisting of proceeds of $451,000 from the sale of asset and proceeds of $52,000 from notes receivable, net offset by $445,000 used for purchases of property and equipment. Net cash used in investing activities for the nine months ended October 31, 2004 was $2.354 million primarily consisting of $2.407 million used for purchases of property and equipment partially offset by notes receivable of $43,000.

Net cash used by financing activities for the nine months ended October 31, 2005 was $404,000, which consisted of payments on long-term debt. For the nine months ended October 31, 2004, net cash provided by financing activities was $861,000, which consisted of payments on long-term debt of $848,000 and debt issuance costs of $47,000 offset by borrowing of $1.756 million.

Index

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

Index

BOWLIN TRAVEL CENTERS, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

Exhibit Number	Description

10.35
Real Estate Contract, dated September 1, 2005 by and between Bowlin Travel Centers, Inc. and Lost River Estates, LLC for a tract of land known as La Luz Gate Road/Highway 54/70 in Alamogordo, New Mexico.

10.36	Real Estate Contract, dated September 1, 2005 by and between Bowlin Travel Centers, Inc. and Lazy L, LLC for three tracts of land known as Sec. 32, T.23S., R.9W., N.M.P.M., in Luna County, New Mexico.
10.37	Real Estate purchase documents, dated October 12, 2005 by and between Bowlin Travel Centers, Inc. and Devin Fenn dba D. Fenn Enterprises, Inc. for vacant land known as lots 15 through 26, inclusive, and lot 29, P.I.C. Benson Acres, according to filed Map No. 615., records of Cochise County in Benson, Arizona.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

BOWLIN TRAVEL CENTERS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 12, 2005	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer