Form 10-K
period 2006-01-31
BOWLIN TRAVEL CENTERS INC
filed 2006-04-28
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NO. 000-31701

Bowlin Travel Centers, Inc.
(Name of the registrant as specified in its charter)

NEVADA	85-0473277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 LOUISIANA NE, ALBUQUERQUE, NM	87108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 505-266-5985

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value	OTC.BB

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 403 of the Securities Act.    Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer of a non-accelerated file (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at July 31, 2005 was $3,095,668.

The number of shares of Common Stock, $.001 par value, outstanding as of April 28, 2006:    4,583,348

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

Recent Developments

In September 2005, the Company sold property to a third party for $20,000 cash and a note receivable of $100,000. The note receivable has a stated rate of interest of 8%. Interest is payable monthly with principal payable in annual installments of $4,000 for the first year and $24,000 for the following four years. The property sold had a carrying value of $9,002 and the costs incurred to sell the land were $8,831. The gain on the sale of the land was $102,149 of which $17,025 was recognized initially and $85,124 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

In September 2005, the Company sold property to a third party for $10,000 cash and a note receivable of $75,000. The note receivable has a stated rate of interest of 8% and is payable in quarterly installments of $4,587 for five years. The property sold had a carrying value of $47,675 and the costs incurred to sell the land were $1,764. The gain on the sale of the land was $35,561 of which $4,184 was recognized initially and $31,378 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

In October 2005, the Company sold property to a third party for $10,000 cash and a note receivable of $80,000. The note receivable has a stated rate of interest of 8% and is payable in monthly installments of $1,622 for five years. The property sold had a carrying value of $64,167 and the costs incurred to sell the land were $1,211. The gain on the sale of the land was $24,622 of which $2,735 was recognized initially and $21,886 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

In October 2005, this wholesale gasoline location elected early termination of their wholesale agreement. The agreement was terminated within the original ten year term which resulted in a termination penalty of $100,000 that was offset by the disposal of equipment of approximately $47,194 resulting in an overall non-operating gain of approximately $52,806 as well as gross margin of $12,098 the Company would have received from gasoline sales had the agreement continued for the remainder of the term.

Subsequent Event

Beginning February 1, 2006, the Company began wholesaling gasoline to three new independent wholesale locations. Two of the independent wholesalers will sell ExxonMobil petroleum products. The other independent wholesaler will sell CITGO petroleum products.

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

The Company’s travel centers offer brand name gasoline such as ExxonMobil and CITGO. The Company is an authorized distributor of ExxonMobil and CITGO petroleum products. Seven of the Company’s locations are ExxonMobil stations and four of its locations are CITGO stations. At this time, one of the Company’s locations does not offer gasoline.

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

Gasoline Wholesaling

The Company has been wholesaling gasoline since 1997. Since 1997, revenues from wholesaling gasoline have accounted for an average of approximately 6.6% of gross revenues. Other than purchasing gas for retail sales through its travel centers, during the fiscal year ended January 31, 2006, the Company had only two wholesale customers. The Company anticipates expanding its current level of gasoline wholesaling and is marketing its wholesaling business. See “Business Operations - Gasoline Wholesaling.”

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

The Company sells food under the Dairy Queen and Dairy Queen/Brazier brand names. The Company’s terms of its agreements with Dairy Queen obligate the Company to pay a franchise royalty and in some instances a promotion fee, each equal to a percentage of gross sales revenues from products sold, as well as comply with certain provisions governing the operation of the franchised stores. The Company is obligated to pay Dairy Queen 5.75% of its sales of their products in New Mexico and 4.0% for its sales of their products in Arizona.

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

The Company is an authorized ExxonMobil and CITGO distributor. The Company sells ExxonMobil gasoline at seven travel centers, and CITGO gasoline at four travel centers. At this time one of the Company’s locations does not offer gasoline.

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

The ExxonMobil distribution agreement has a five-year term beginning September 1, 2005 and expiring October 31, 2010. The CITGO distribution agreement has an initial three-year term beginning February 1, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. ExxonMobil’s and CITGO’s ability to terminate or refuse to renew the agreement is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company’s distribution area. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

The Company’s agreements with ExxonMobil and CITGO do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. The amount of required CITGO gasoline purchases ranges from a low of 126,000 gallons to a high of 280,500 gallons per month. The amount of required ExxonMobil gasoline purchases is a minimum of three million gallons per year. For Exxon Mobil, the maximum monthly volume for the current month is the greater of actual volume in the prior month or the actual volume in the current month of the prior year. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. During the term of the prior of the ExxonMobil distribution agreement, purchases of ExxonMobil products did not meet the minimum quantities for the first contract year ended March 31, 2003, but did meet the minimum quantities for contract years ended March 31, 2004 and March 31, 2005. The Company is on target to meet the required three million gallons for contract year ending October 31, 2006. Since the effective date of the CITGO agreement, purchases did not meet the minimum quantities for the first three years, met the minimum quantities for contract year ended January 31, 2005 but have not met the minimum quantities for the most recent contract year ended January 31, 2006. There are no penalties associated with not meeting the minimum quantities for ExxonMobil or CITGO. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

In addition to the requirement to purchase minimum amounts under the ExxonMobil and CITGO distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

Gasoline Wholesaling

During the fiscal year ended January 31, 2006, the Company had two wholesale customers. Over the past five years, wholesaling of gasoline has accounted for, on average, approximately 7.1% of overall revenues. The Company anticipates expanding its current level of gasoline wholesaling and is marketing its wholesaling business. Below is a table that shows the revenues generated from gasoline wholesaling, total revenues for the periods reflected, and the percentage total of overall revenues attributable to gasoline wholesaling.

Gasoline wholesaling revenues as a percentage of Gross Revenues (unaudited):

Fiscal Year Ended January 31,	Gross Revenues	Revenue from Gasoline Wholesaling	Percentage of Gross Revenues attributable to Gasoline Wholesaling
2002	$23,540,000	$2,126,000	9.03%
2003	$22,503,000	$1,789,000	7.95%
2004	$21,848,000	$1,749,000	8.00%
2005	$24,090,000	$1,754,000	7.28%
2006	$27,901,000	$1,636,000	5.86%

The Company does not derive a material amount of gross revenue from the wholesaling of gasoline. The cost of goods sold as a percentage of gross revenues for gasoline wholesaling is approximately 94%.

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

Employees

As of January 31, 2006, the Company had approximately 132 full-time and 33 part-time employees; 44 were located in Arizona, 121 were located in New Mexico. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

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

In May 2005, the Company copyrighted various artworks with the US Copyright Office. The copyrights remain in effect for 95 years from the publication date or 120 years from the date of creation whichever is shorter. The copyrights have varying dates of creation and publication.

ITEM 1A.	RISK FACTORS

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

The ExxonMobil distribution agreement has a five-year term beginning September 1, 2005 and expiring October 31, 2010. The CITGO distribution agreement has an initial three-year term beginning February 2, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. ExxonMobil’s and CITGO’s ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement by the Company, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company’s distribution area. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of January 31, 2006, the Company operated twelve travel centers, nine of which are in New Mexico and three of which are in Arizona. The Company owns the real estate and improvements where seven of its travel centers are located, all of which are subject to mortgages. Five of the Company’s existing travel centers are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to thirty-five years, assuming exercise by the Company of all renewal options available under certain leases.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 28, 2006, there were 4,583,348 shares of common stock of Bowlin Travel Centers, Inc. outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers, Inc. Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol “BWTL”. On April 12, 2006, there were approximately 27 holders of record of the Company’s common stock. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company made no purchases of its equity securities in the fourth quarter of fiscal 2006.

	High	Low
Fiscal Year Ended January 31, 2005
Fiscal Quarter Ended 4/30	$2.00	$1.65
Fiscal Quarter Ended 7/31	$1.80	$1.50
Fiscal Quarter Ended 10/31	$1.90	$1.52
Fiscal Quarter Ended 1/31	$2.00	$1.73

	High	Low
Fiscal Year Ended January 31, 2006
Fiscal Quarter Ended 4/30	$1.93	$1.85
Fiscal Quarter Ended 7/31	$2.00	$1.90
Fiscal Quarter Ended 10/31	$2.00	$1.50
Fiscal Quarter Ended 1/31	$1.95	$1.50

The Company is authorized to issue up to 10,000,000 shares of common stock, par value $.001 per share, and up to 1,000,000 shares of preferred stock, par value $.001. Holders of shares of common stock are entitled to one vote per share on all matters to be voted on by stockholders and do not have cumulative voting rights. Subject to the rights of holders of outstanding shares of preferred stock, if any, the holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore, and upon liquidation, dissolution, or winding up are entitled to receive all assets available for distribution to the stockholders. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and nonassessable. Since becoming a publicly traded company, Bowlin Travel Centers has not paid dividends. Any declaration or payment of dividends by the Company would be subject to the discretion of the Board of Directors.

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

The selected financial data presented below are derived from the audited financial statements of the Company for the five years ended January 31, 2006. The data presented below should be read in conjunction with the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

SELECTED FINANACIAL DATA

	YEARS ENDED JANUARY 31,
	2006	2005	2004	2003	2002
STATEMENT OF INCOME DATA:
Net sales	$27,668,364	$23,890,999	$21,595,359	$22,300,116	$23,327,309

Net income	$650,353	$438,927	$493,894	$507,258	$173,234

Earnings per share	$0.14	$0.10	$0.11	$0.11	$0.04

BALANCE SHEET DATA (at end of period):
Total assets	$19,807,942	$20,085,144	$17,456,106	$16,383,388	$16,532,141

Long-term debt, including current maturities	$5,314,209	$5,844,366	$4,144,619	$4,046,640	$4,684,334

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

The following tables presents additional financial information of income and expense items derived from the Statements of Operations for twelve months ended January 31, 2006 and 2005 for comparison of all stores, same stores and Picahco stores:

	Twelve Months Ended January 31, 2006
	All Stores	Same Store*	Picacho Stores
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$27,904	$23,195	$4,709
Discounts on sales	235	216	19
Net sales	27,669	22,979	4,690
Cost of goods sold	17,980	14,584	3,396
Gross profit	9,689	8,395	1,294
General and administrative expenses	(7,833)	(6,653)	(1,180)
Depreciation and amortization	(885)	(668)	(217)
Operating income (loss)	971	1,074	(103)
Non-operating income (expense):
Interest income	69	69	—
Gain on sale of property and equipment	197	197	—
Rental income	184	173	11
Interest expense	(406)	(238)	(168)
Total non-operating income (expense)	44	201	(157)
Income (loss) before income taxes	$1,015	$1,275	$(260)
_______________
* Excludes both Picacho Peak stores for fiscal year 2006.

	Twelve Months Ended January 31, 2005
	All Stores	Same Store*	Picacho Store
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$24,090	$21,097	$2,993
Discounts on sales	199	185	14
Net sales	23,891	20,912	2,979
Cost of goods sold	15,113	12,944	2,169
Gross profit	8,778	7,968	810
General and administrative expenses	(7,365)	(6,686)	(679)
Depreciation and amortization	(703)	(652)	(51)
Operating income (loss)	710	630	80
Non-operating income (expense):
Interest income	45	45	—
Gain on sale of property and equipment	3	3	—
Rental income	189	184	5
Interest expense	(203)	(192)	(11)
Total non-operating income (expense)	34	40	(6)
Income (loss) before income taxes	$744	$670	$74
_______________
* Excludes the Picacho Peak store for fiscal year 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the three fiscal years ended January 31, 2006, 2005 and 2004. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company’s fiscal year ending January 31 of such year.

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

Fiscal Year Ended January 31, 2006 (Fiscal 2006) Compared to Fiscal Year Ended January 31, 2005 (Fiscal 2005)

Same Store

Same store financial data excludes the Company’s newly opened location, Picacho Peak Plaza as well as the existing Picacho Peak but does not include restaurant sales, as the new facility does not have a restaurant operation. For the twelve months ended January 31, 2006, the sales of the new facility impacted the existing facility, with a negative impact on overall operating income. A discussion of the new and existing Picacho Peak facilities follow the same store discussion.

Gross sales at the Company’s travel centers increased by 9.9% to $23.195 million for the twelve months ended January 31, 2006, from $21.097 million for the twelve months ended January 31, 2005. Merchandise sales increased 5.6% to $9.085 million for the twelve months ended January 31, 2006, from $8.604 million for the twelve months ended January 31, 2005. The increase is primarily due to volume purchasing as well as maintaining mark ups. Gasoline sales increased 21.2% to $10.079 million for the twelve months ended January 31, 2006, from $8.315 million for the same period in 2005. The increase is due to market price increases. Restaurant sales decreased 1.2% to $2.395 million for the twelve months ended January 31, 2006, from $2.424 million for the twelve months ended January 31, 2005. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers decreased 6.7% to $1.636 million for the twelve months ended January 31, 2006, from $1.754 million for the twelve months ended January 31, 2005. The decrease is primarily due to the termination of one of the Company’s independent wholesale locations in the third quarter of fiscal year 2006.

Total cost of goods sold increased 12.7% to $14.584 million for the twelve months ended January 31, 2006, from $12.944 million for the twelve months ended January 31, 2005. Merchandise cost of goods increased 2.8% to $3.184 million for the twelve months ended January 31, 2006, from $3.096 million for the twelve months ended January 31, 2005. The increase is directly related to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 22.2% to $9.063 million for the twelve months ended January 31, 2006, from $7.415 million for the twelve months ended January 31, 2005. The increase corresponds to market price increases. Restaurant cost of goods increased 1.0% to $736,000 for the twelve months ended January 31, 2006, from $729,000 for the twelve months ended January 31, 2005. The increase is primarily due to cost increases not reflected in retail prices. Wholesale gasoline cost of goods decreased 6.0% to $1.601 million for the twelve months ended January 31, 2006, from $1.704 million for the twelve months ended January 31, 2005. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 62.9% for the twelve months ended January 31, 2006, as compared to 61.4% for the twelve months ended January 31, 2005

Gross profit increased 5.4% to $8.395 million for the twelve months ended January 31, 2006, from $7.968 million for the twelve months ended January 31, 2005. The increase is primarily attributable to increased sales and volume purchasing.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses decreased 0.5% to $6.653 million for the twelve months ended January 31, 2006, from $6.686 million for the twelve months ended January 31, 2005. The decrease is primarily due to decreases in general insurance, sign repairs and maintenance as well as legal fees.

Depreciation and amortization expense increased 2.5% to $668,000 for the twelve months ended January 31, 2006, from $652,000 for the twelve months ended January 31, 2005.

The above factors contributed to an increase in operating income of 70.5% to $1.074 million for the twelve months ended January 31, 2006, compared to an operating income of $630,000 for the twelve months ended January 31, 2005.

New and existing Picacho Peak facilities

On January 18, 2005, the Company opened a new state-of-the-art travel center near the existing travel center in Picacho, Arizona. For the twelve months ended January 31, 2006, the sales of the new facility impacted the existing facility, with a negative impact on overall operating income. The following discussion does not include restaurant sales, as the new travel center does not have a restaurant operation.

Gross sales at the new travel center were $2.943 million for the twelve months ended January 31, 2006. Merchandise sales were $1.087 million and gasoline sales were $1.856 million.

Gross sales at the existing travel center decreased by 41.0% to $1.766 million for the twelve months ended January 31, 2006, from $2.993 million for the twelve months ended January 31, 2005. Merchandise sales decreased 34.8% to $670,000 for the twelve months ended January 31, 2006, from $1.028 million for the twelve months ended January 31, 2005. The decrease is due to the impact of the new facility. Gasoline sales decreased 44.2% to $1.096 million for the twelve months ended January 31, 2006, from $1.965 million for the same period in 2005. The decrease is due to the impact of the new facility.

Cost of goods sold for the new travel center were $2.137 million for the twelve months ended January 31, 2006. Merchandise cost of goods were $494,000 and gasoline cost of goods were $1.643 million. Cost of goods as a percentage of gross revenues was 72.6% for the twelve months ended January 31, 2006.

Cost of goods for the existing travel center decreased 42.0% to $1.259 million for the twelve months ended January 31, 2006, from $2.169 million for the twelve months ended January 31, 2005. Merchandise cost of goods decreased 34.5% to $284,000 for the twelve months ended January 31, 2006, from $434,000 for the twelve months ended January 31, 2005. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Gasoline cost of goods decreased 43.8% to $975,000 for the twelve months ended January 31, 2006, from $1.735 million for the same period in 2005. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. In the aggregate, cost of goods sold as a percentage of gross revenues decreased for the twelve months ended January 31, 2006 to 71.3% compared to 72.5% for the twelve months ended January 31, 2005.

Gross profit at the new travel center was $798,000 for the twelve months ended January 31, 2006.

Gross profit for the existing travel center decreased 38.8% to $496,000 for the twelve months ended January 31, 2006, from $810,000 for the twelve months ended January 31, 2005. The decrease is attributable to the impact of the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses at the new store were $675,000. General and administrative expenses at the existing store decreased 25.6% to $505,000 for the twelve months ended January 31, 2006, from $679,000 for the twelve months ended January 31, 2005 primarily as a result of a decrease in payroll related expenses. In the aggregate, general and administrative expenses increased 73.8% to $1.180 million for the twelve months ended January 31, 2006, from $679,000 for the twelve months ended January 31, 2005. The increase is primarily due to the total cost of operating the new facility.

Depreciation and amortization expense at both the new and existing travel centers increased 325.5% to $217,000 for the twelve months ended January 31, 2006, from $51,000 for the twelve months ended January 31, 2005. The increase is primarily associated with the new travel centers’ assets.

The above factors for both the new and existing travel centers contributed to an overall decrease in operating income of 228.8% to a loss of $103,000 for the twelve months ended January 31, 2006, compared to operating income of $80,000 for the twelve months ended January 31, 2005.

All Stores

Gross sales at the Company’s travel centers increased by 15.8% to $27.904 million for the twelve months ended January 31, 2006, from $24.090 million for the twelve months ended January 31, 2005. Merchandise sales increased 12.6% to $10.842 million for the twelve months ended January 31, 2006, from $9.632 million for the twelve months ended January 31, 2005. The increase is due to volume purchasing, maintaining mark ups and the new Picacho Peak store. Gasoline sales increased 26.8% to $13.031 million for the twelve months ended January 31, 2006, from $10.279 million for the same period in 2005. The increase is due to market price increases and the new Picacho Peak store. Restaurant sales decreased 1.2% to $2.395 million for the twelve months ended January 31, 2006, from $2.424 million for the twelve months ended January 31, 2005. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers decreased 6.8% to $1.636 million for the twelve months ended January 31, 2006, from $1.755 million for the twelve months ended January 31, 2005. The decrease is primarily due to the termination of one of the Company’s independent wholesale locations in the third quarter of fiscal year 2006.

Cost of goods sold increased 19.0% to $17.980 million for the twelve months ended January 31, 2006, from $15.113 million for the twelve months ended January 31, 2005. Merchandise cost of goods increased 12.2% to $3.962 million for the twelve months ended January 31, 2006, from $3.530 million for the twelve months ended January 31, 2005. This increase directly relates to the increase in sales partially offset by volume purchasing as well as maintaining mark-ups. Gasoline cost of goods increased 27.7% to $11.681 million for the twelve months ended January 31, 2006, from $9.150 million for the twelve months ended January 31, 2005. The increase corresponds to market price increases. Restaurant cost of goods increased 1.0% to $736,000 for the twelve months ended January 31, 2006, from $729,000 for the twelve months ended January 31, 2005. The increase is primarily due to cost increases not reflected in retail prices. Wholesale gasoline cost of goods decreased 6.0% to $1.601 million for the twelve months ended January 31, 2006, from $1.704 million for the twelve months ended January 31, 2005. The decrease is primarily due to the termination of one of the Company’s independent wholesale locations in the third quarter of fiscal year 2006. Cost of goods sold as a percentage of gross revenues increased to 64.4% for the twelve months ended January 31, 2006, as compared to 62.7% for the twelve months ended January 31, 2005.

Gross profit increased 10.4% to $9.689 million for the twelve months ended January 31, 2006, from $8.778 million for the twelve months ended January 31, 2005. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing as well as the new facility.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 6.4% to $7.833 million for the twelve months ended January 31, 2006, from $7.365 million for the twelve months ended January 31, 2005. The increase is primarily due to the total cost of operating the new facility as well as bankcard fees, utilities, and bonuses related to the sales incentive programs and executive management.

Depreciation and amortization expense increased 25.9% to $885,000 for the twelve months ended January 31, 2006, from $703,000 for the twelve months ended January 31, 2005. The increase is primarily associated with the new travel centers’ property and equipment.

The above factors contributed to an overall increase in operating income of 36.8% to $971,000 for the twelve months ended January 31, 2006, compared to operating income of $710,000 for the twelve months ended January 31, 2005.

Non-operating income (expense) includes interest income, rental income and interest expense. Interest income increased 53.3% to $69,000 for the twelve months ended January 31, 2006, from $45,000 for the twelve months ended January 31, 2005. The increase is primarily due higher interest rates. Gains from the sale of property and equipment increased to $197,000 for the twelve months ended January 31, 2006 from $3,000 for the twelve months ended January 31, 2005. The gain of $197,000 for the twelve months ended January 31, 2006 is primarily due to a balloon payment received related to a note receivable that included a deferred gain, the sale of land and the early termination of one independent wholesale contract resulting in a penalty payment. The gain of $3,000 for the twelve months ended January 31, 2005 is primarily due to an installment payment received related to a note receivable that included a deferred gain. There was no miscellaneous income for fiscal year 2006 compared to miscellaneous income of $400 in fiscal year 2005. Rental income was $184,000 for the twelve months ended January 31, 2006 compared to $189,000 for the twelve months ended January 31, 2005. Interest expense increased 100.0% to $406,000 for the twelve months ended January 31, 2006, from $203,000 for the twelve months ended January 31, 2005. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes increased 36.4% to $1.015 million for the twelve months ended January 31, 2006, compared to income before income taxes of $744,000 for the twelve months ended January 31, 2005. As a percentage of gross revenues, income before income taxes was 3.6% for the twelve months ended January 31, 2006, compared to 3.1% for the twelve months ended January 31, 2005.

Income tax expense increased 19.7% to $365,000 for the twelve months ended January 31, 2006, compared to an income tax expense of $305,000 for the twelve months ended January 31, 2005. The increase is primarily due an increase in operating income and a non-operating gain from the sale of property and equipment partially off set by increases in interest expense. The effective tax rate for fiscal 2006 was 36.0%, compared to 41.0% for fiscal 2005.

The foregoing factors contributed to net income for the twelve months ended January 31, 2006 of $650,000 compared to a net income of $439,000 for the twelve months ended January 31, 2005.

Fiscal Year Ended January 31, 2005 (Fiscal 2005) Compared to Fiscal Year Ended January 31, 2004 (Fiscal 2004)

Gross sales at the Company’s travel centers increased 10.3% to $24.090 million for fiscal 2005, from $21.848 million for fiscal 2004. Merchandise sales increased 3.8% to $9.632 million for fiscal 2005, from $9.283 million for fiscal 2004. The increase is primarily due to sales incentives, additional supervisory support dedicated to the stores as well as an increase of $150,000 at one location due to additions of billboards advertising that location. Gasoline sales increased 19.5% to $10.279 million for fiscal 2005, from $8.605 million for fiscal 2004. The increase is due to market price increases. Restaurant sales increased 9.6% to $2.424 million for fiscal 2005, from $2.211 million for fiscal 2004. The increase is primarily due to sales incentive programs, supervisory support dedicated to the restaurants as well as an increase of $61,000 at one location due to additions of billboards advertising that location. Wholesale gasoline sales to independent retailers increased 0.3% to $1.755 million for fiscal 2005, from $1.749 million for fiscal 2004. The increase is due to market price increases offset by decreases in volume.

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

Gross profit for the travel centers increased 7.8% to $8.778 million for fiscal 2005 from $8.146 million for fiscal 2004. The increase is primarily due attributable to improved management of cost of goods due to increases in volume purchasing.

General and administrative expenses for travel centers consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, investor relations and accounting and legal fees. General and administrative expenses for the travel centers increased 8.2% to $7.365 million for fiscal 2005, from $6.805 million for fiscal 2004. The increase is due to bonuses related to the sales incentive programs, additional personnel, sign rent related to the additions of billboards advertising one location, utilities related to trash removal, normal repair and maintenance to billboards and credit card fees related to processing credit cards through the Company’s gasoline distributorships.

Depreciation and amortization expenses increased by 2.6% to $703,000 for fiscal 2005, from $685,000 for fiscal 2004. The increase is primarily associated with certain assets related to capital expenditures.

The above factors contributed to an increase in travel centers operating income of 8.4% to $710,000 for fiscal 2005, from $655,000 for fiscal 2004.

Other income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income decreased 50.0% to $45,000 in fiscal 2005, from $90,000 in fiscal 2004. The decrease is primarily due to bond interest and mortgages receivable interest earned in the prior period not present in the current period. Gains from the sale of property and equipment decreased to $3,000 in fiscal 2005 from $54,000 in fiscal 2004. The gain of $3,000 for the twelve months ended January 31, 2005 is primarily due to an installment payment received related to a note receivable that included a deferred gain. Miscellaneous income decreased 69.2% to $400 in fiscal 2005, from $1,300 in fiscal 2004. Rental income was $189,000 in fiscal 2005, compared to $193,000 in fiscal 2004. The Company leases available office space at the Company’s corporate headquarters as well as housing to management at the store sites. Interest expense increased 9.7% to $203,000 for fiscal 2005, from $185,000 for fiscal 2004. The increase is primarily attributable to higher interest rates.

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

Liquidity and Capital Resources

At January 31, 2006, the Company had working capital of $4.394 million compared to working capital of $3.582 million at January 31, 2005. At January 31, 2006, the company had a current ratio of 3.0:1 compared to a current ratio of 2.5:1 at January 31, 2005 (“current ratio” is the ratio of current assets to current liabilities). The increase in working capital is primarily due to increases in cash of $572,000, an increase in inventory of $99,000, a decrease in accounts payable of $222,000, a decrease in short-term borrowing of $210,000, a decrease in the current portion of long-term debt of $67,000 partially offset by a decrease in prepaid expenses of $88,000, an increase in accrued liabilities of $68,000, an increase in accrued salaries and benefits of $133,000, and increase in the current portion of deferred revenue of $65,000.

The net cash provided by operating activities was $1.188 million at January 31, 2006, compared to $1.409 million at January 31, 2005. During fiscal 2006, there were decreases in net operating assets and liabilities of $279,000, a decrease in the provision for deferred income taxes of $149,000, an increase in depreciation and amortization of $182,000 and an increase in the gain on sales of property and equipment of $194,000.

Net cash provided by investing activities was $131,000 at January 31, 2006, compared to net cash used by investing activities of $3.450 million at January 31, 2005. The increase was primarily due to a decrease in purchases of property and equipment of $3.080 million of which $2.480 million was for the new travel center in Picacho, Arizona, offset by an increase in proceeds from the sale of assets of $374,000 and payments received from notes receivable of $132,000.

Net cash used in financing activities was $747,000 at January 31, 2006, compared to net cash provided by financing activities of $1.845 million at January 31, 2005. Payments on long-term debt were $740,000 at January 31, 2006 compared to payments on long-term debt of $975,000 at January 31, 2005. There were no proceeds from long-term borrowing at January 31, 2006 compared to proceeds from long-term borrowing of $2.675 million at January 31, 2005. There were no proceeds from short-term borrowing at January 31, 2006 compared to proceeds from short-term borrowing of $200,000 at January 31, 2005. Payments for debt issuance costs were $6,000 at January 31, 2006 compared to debt issuance costs of $55,000 at January 31, 2005.

As of January 31, 2006, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $5.314 million under various loans and promissory notes, compared to $5.844 million as of January 31, 2005. Land, buildings, equipment and inventories of the Company secure many of the loans and promissory notes. The loans and promissory notes mature at dates from September 2008 to February 2015 and accrue interest at rates ranging from 7.16% to 7.50% per annum. The Company’s total monthly payments on outstanding long-term debt obligations are approximately $74,000.

Approximately $5.249 million of the $5.314 million outstanding as of January 31, 2006 was borrowed under the Master Loan Agreement with Bank of the West. Under this master loan agreement, the Company grants a security interest in substantially all of its assets and property as security interests against its obligations under the agreement.

In July 2006, the Company renewed a $1,250,000 open line of credit with one of its existing lenders. The line of credit is secured by buildings and equipment. The Company did not borrow any funds from this open line of credit during fiscal year 2006. As of January 31, 2006, $1,250,000 remains on the open line of credit which will mature July 2007 and requires variable interest at the bank’s prime rate. The rate was 7.50% at January 31, 2006.

Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. For fiscal year ending January 31, 2006, the Company was in compliance with the minimum financial ratios.

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

As of January 31, 2006, approximately $5.249 million of the Company’s total indebtedness is accruing interest at variable rates tied to LIBOR or the respective bank’s prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates that could impact the Company’s ability to finance internal development and growth of the business. The Company does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on its financial position, results of operations or liquidity.

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

Following on next page.

BOWLIN TRAVEL CENTERS, INC.

Financial Statements

January 31, 2006 and 2005

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Bowlin Travel Centers, Inc. as of January 31, 2006, and the related statements of income, stockholders’ equity and cash flows for the year ended January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2005 statements of Bowlin Travel Centers, Inc. were audited by Neff + Ricci LLP who combined with Moss Adams LLP as of January 1, 2006, and whose report dated April 6, 2005, expressed an unqualified opinion on those statements.  The 2004 statements of income, changes in stockholders’ equity and cash flows were also audited by Neff + Ricci LLP, and whose report dated March 26, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. at January 31, 2006, and the results of its operations and its cash flows for the year ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Albuquerque, New Mexico
April 28, 2006

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico

We have audited the accompanying balance sheet of Bowlin Travel Centers, Inc. as of January 31, 2005, and the related statements of income, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. at January 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Neff + Ricci LLP

Albuquerque, New Mexico
April 6, 2005

BOWLIN TRAVEL CENTERS, INC.
Balance Sheets
January 31, 2006 and 2005

Assets	2006	2005
Current assets:
Cash and cash equivalents	$2,615,414	2,043,203
Accounts receivable	41,464	8,755
Accounts receivable - related parties	—	43,251
Inventories	3,606,037	3,506,831
Prepaid expenses	275,638	363,749
Notes receivable, current maturities	8,928	3,368
Total current assets	6,547,481	5,969,157
Property and equipment, net	12,541,029	13,265,165
Intangible assets, net	190,022	225,052
Interest receivable	12,988	21,218
Investment in real estate	414,753	439,036
Notes receivable, less current portion	101,669	165,516
Total assets	$19,807,942	20,085,144

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowing	$—	210,250
Current maturities of long-term debt	515,423	581,944
Accounts payable	860,686	1,083,087
Accrued salaries and benefits	389,549	256,565
Accrued liabilities	292,303	224,203
Deferred revenue, current	95,554	30,835
Total current liabilities	2,153,515	2,386,884

Deferred income taxes	812,200	877,200
Deferred revenue, long-term	—	165,550
Long-term debt, less current maturities	4,798,786	5,262,422
Total liabilities	7,764,501	8,692,056

Commitments	—	—

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized,
none issued or outstanding at January 31, 2006 and 2005	—	—
Common stock, $.001 par value; 10,000,000 shares authorized,
4,583,348 issued and outstanding at January 31, 2006 and 2005	4,583	4,583
Additional paid-in capital	9,775,192	9,775,192
Retained earnings	2,263,666	1,613,313
Total stockholders’ equity	12,043,441	11,393,088
Total liabilities and stockholders’ equity	$19,807,942	20,085,144

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Statements of Income

	Years ended January 31,
	2006	2005	2004

Gross sales	$27,903,599	24,089,536	21,848,055
Less discounts on sales	(235,235)	(198,537)	(252,696)

Net sales	27,668,364	23,890,999	21,595,359
Cost of goods sold	17,979,627	15,113,327	13,449,655

Gross profit	9,688,737	8,777,672	8,145,704

General and administrative expense	(7,832,828)	(7,364,784)	(6,805,245)
Depreciation and amortization	(884,561)	(703,050)	(685,051)

Operating income	971,348	709,838	655,408

Other income (expense):
Interest income	69,385	45,075	89,973
Gain on sale of property and equipment	196,593	2,997	53,615
Rental income	184,330	189,413	192,864
Miscellaneous	—	370	1,347
Interest expense	(406,403)	(203,366)	(184,513)

Total other income (expense)	43,905	34,489	153,286

Income before income taxes	1,015,253	744,327	808,694

Income taxes	364,900	305,400	314,800

Net income	$650,353	438,927	493,894

Earnings per share:
Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348

Basic and diluted	$0.14	0.10	0.11

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Statements of Stockholders’ Equity
For the Years Ended January 31, 2006, 2005 and 2004

		Common	Additional
	Number	stock,	paid-in	Retained
	of shares	at par	capital	earnings	Total

Balance at January 31, 2003	4,583,348	$4,583	9,775,192	680,492	10,460,267
Net income	—	—	—	493,894	493,894

Balance at January 31, 2004	4,583,348	4,583	9,775,192	1,174,386	10,954,161
Net income	—	—	—	438,927	438,927

Balance at January 31, 2005	4,583,348	4,583	9,775,192	1,613,313	11,393,088
Net income	—	—	—	650,353	650,353

Balance at January 31, 2006	4,583,348	$4,583	9,775,192	2,263,666	12,043,441

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Statement of Cash Flows

	Years ended January 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$650,353	438,927	493,894
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	884,561	703,050	685,051
Amortization of loan fee	36,963	29,453	23,922
Gain on sale of property and equipment	(196,593)	(2,997)	(53,615)
Provision for deferred income taxes	(65,000)	83,900	203,700
Changes in operating assets and liabilities
Accounts receivable	10,542	55,307	3,212
Inventories	(99,206)	(254,110)	(158,785)
Prepaid expenses and other	88,111	148,788	(203,931)
Accounts payable and accrued liabilities	(21,317)	44,136	268,601
Deferred income	(100,831)	162,328	—
Income taxes	—	—	(1,706)
Net cash provided by operating activities	1,187,583	1,408,782	1,260,343

Cash flows from investing activities:
Proceeds from sale of assets	384,309	10,635	300,461
Purchases of property and equipment	(460,336)	(3,540,832)	(2,171,328)
Accrued interest receivable	8,230	924	4,794
Investment in real estate	24,283	36,091	(76)
Payments received from mortgages receivable	—	—	310,129
Increase in notes receivable	—	—	(10,000)
Payment received from notes receivable	174,899	42,908	33,424
Net cash provided by (used in) investing activities	131,385	(3,450,274)	(1,532,596)

Cash flows from financing activities:
Payments on long-term debt	(740,407)	(975,253)	(652,021)
Payments for debt issuance costs	(6,350)	(54,775)	(12,518)
Proceeds from short-term borrowings	—	200,000	10,250
Proceeds from borrowings	—	2,675,000	750,000
Net cash used in (provided by) financing activities	(746,757)	1,844,972	95,711

Net increase (decrease) in cash and cash equivalents	572,211	(196,520)	(176,542)
Cash and cash equivalents at beginning of year	2,043,203	2,239,723	2,416,265

Cash and cash equivalents at end of year	$2,615,414	2,043,203	2,239,723

(Continued)

BOWLIN TRAVEL CENTERS, INC.

Statement of Cash Flows

	Years ended January 31,
	2006	2005	2004

Supplemental disclosure of cash flow information:
Cash paid for interest	$406,403	203,366	184,513

Cash paid for income taxes	$370,000	217,000	112,806

Noncash investing and financing activities:
Like-kind exchange of property	$—	308,500	—

Real estate sold in exchange for
notes receivable	$116,612	—	—

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

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
January 31, 2006

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

(l)	Reclassifications

Certain 2005 and 2004 amounts have been reclassified to conform to 2006 presentation. Such reclassifications had no effect on net income.

(m)	Accounts Receivable

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

The current portion of deferred revenue consists of advertising revenue received in advance for billboards that the Company rents. This revenue is recognized in income as services are provided over the term of the contract. The long-term portion of deferred revenue consists of revenue received in advance for a Brand Incentive Program for projected ExxonMobil gallons purchased beginning April 1, 2004 and ending March 31, 2006.

(2)	Notes Receivable

Notes receivable as of January 31, 2006 and 2005 consist of the following:

	2006	2005
$400,000 8% note of which $234,074 is deferred, due $37,500 annually through 2005 (including interest) with the balance due in 2006 (a)	$—	168,884
$100,000 8% note of which $85,124 is deferred, due $667 interest only monthly, $4,000 principal due the first year and $24,000 annually for the remaining four years (b)	14,876	—
$80,000 8% note of which $21,886 is deferred, due $1,622 monthly (including interest) through 2010 (b)	55,725	—
$75,000 8% note of which $31,378 is deferred, due $4,587 quarterly (including interest) through 2010 (b)	39,996	—
	110,597	168,884
Less current portion	(8,928)	(3,368)
	$101,669	165,516
_______________ (a) Collateralized by land and improvements and equipment sold. In the event of default, the property and equipment reverts back to the Company.
(b) Collateralized by the property sold. In the event of default, the property reverts back to the Company.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

In May of 2005, the Company received a balloon payment of $375,217. The payment was in full of a $168,884 not receivable with the remaining balance of $206,333 considered a gain on the sale of property. The gain was received and recognized as non-operating income.

In August 2005, the Company sold property to a third party for $20,000 cash and a note receivable of $100,000. The note receivable has a stated rate of interest of 8%. Interest is payable monthly with principal payable in annual installments of $4,000 for the first year and $24,000 for the following four years. The property sold had a carrying value of $9,002 and the costs incurred to sell the land were $8,831. The gain on the sale of the land was $102,149 of which $17,025 was recognized initially and $85,124 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

In August 2005, the Company sold property to a third party for $10,000 cash and a note receivable of $80,000. The note receivable has a stated rate of interest of 8% and is payable in monthly installments of $1,622 for five years. The property sold had a carrying value of $64,167 and the costs incurred to sell the land were $1,211. The gain on the sale of the land was $24,622 of which $2,735 was recognized initially and $21,886 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

In September 2005, the Company sold property to a third party for $10,000 cash and a note receivable of $75,000. The note receivable has a stated rate of interest of 8% and is payable in quarterly installments of $4,587 for five years. The property sold had a carrying value of $47,675 and the costs incurred to sell the land were $1,764. The gain on the sale of the land was $35,561 of which $4,184 was recognized initially and $31,378 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

Management believes that all notes receivable are fully collectable. Therefore, no allowance is deemed to be required.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

(3)	Property and Equipment

Property and equipment consist of the following at January 31:

	Estimated life (years)	2006	2005
Land		$2,352,865	2,472,104
Buildings and improvements	10 - 40	10,310,803	10,254,455
Machinery and equipment	3 - 10	7,798,745	7,756,969
Autos, trucks and mobile homes	3 - 10	1,784,827	1,759,685
Billboards	15 - 20	1,582,282	1,529,529
Construction in progress		25,710	27,164
Less accumulated depreciation		(11,314,203)	(10,534,741)
		$12,541,029	13,265,165

Gains and losses on sale of property, equipment, early termination of wholesale gasoline location and investment in real estate:

	2006	2005
Land	$233,785	3,810
Buildings and improvements	(78,146)	—
Machinery and equipment	(22,083)	70
Autos, trucks and mobile homes	—	(883)
Wholesale gasoline termination	52,806	—
Investment in real estate	10,231	—
	$196,593	2,997

In August 2005, the Company sold property to a third party for $20,000 cash and a note receivable of $100,000. The property sold had a carrying value of $9,002 and the costs incurred to sell the land were $8,831. The gain on the sale of the land was $102,149 of which $17,025 was recognized initially and $85,124 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

In August 2005, the Company sold property to a third party for $10,000 cash and a note receivable of $80,000. The property sold had a carrying value of $64,167 and the costs incurred to sell the land were $1,211. The gain on the sale of the land was $24,622 of which $2,735 was recognized initially and $21,886 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

In September 2005, the Company sold property to a third party for $10,000 cash and a note receivable of $75,000. The property sold had a carrying value of $47,675 and the costs incurred to sell the land were $1,764. The gain on the sale of the land was $35,561 of which $4,184 was recognized initially and $31,378 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

In October 2005, one wholesale gasoline location elected early termination of their wholesale agreement. The agreement was terminated within the original ten year term which resulted in a termination penalty of $100,000 as well as the gross margin the Company would have received from gasoline sales had the agreement continued for the remainder of the term. The $100,000 was offset by the disposal of equipment of approximately $47,194 resulting in an overall non-operating gain of approximately $52,806.

On January 18, 2005, the Company opened a new state-of-the-art travel center in Picacho, Arizona. Strategically located on I-10 between metropolitan Phoenix and Tucson, The new facility has 10,000 square feet of retail space, a convenience department for gourmet coffee and snacks with a large screen plasma TV with satellite news plus a state-of-the-art super-pumper gasoline facility offering CITGO brand gasoline. The total cost of the project was approximately $2,480.000.

(4)	Intangible Assets

Intangible assets, at cost, consist of the following at January 31:

	2006	2005
Franchise fees	$132,442	132,442
Debt issuance costs	384,915	378,565
	517,357	511,007
Less accumulated amortization	(327,335)	(285,955)
	$190,022	225,052

The following schedule discloses the estimated amortization expense at January 31:

2007	$30,080
2008	27,357
2009	23,563
2010	22,740
2011	22,490
Thereafter	63,792
Total	$190,022

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

(5)	Investment in Real Estate

Approximately twelve acres of previously undeveloped land in Alamogordo, New Mexico was sub-divided into thirty-five approximately quarter-acre residential lots. The subdivision includes paved roads, fencing, water, sewer and electricity. Two manufactured homes were purchased and installed. One lot and manufactured home was sold in December 2003. In December 2005, two lots were sold. The other manufactured home was moved for the Company’s use at the new facility in Picacho, Arizona. The thirty-two lots that remain are for sale.

(6)	Short-term Borrowing

In July 2005, the Company renewed a $1,250,000 open line of credit with one of its existing lenders. The line-of-credit is secured by building and equipment. The Company did not borrow any funds during fiscal year 2006. As of January 31, 2006, $1,250,000 remains on the open line of credit that will mature July 2007 and requires variable interest (7.50% at January 31, 2006).

(7)	Long-term Debt

Long-term debt consists of the following at January 31:

	2006	2005
Due bank, maturity September 2008, variable interest (7.16% at January 31, 2006), monthly installments of $27,345, secured by buildings and equipment	$789,030	1,060,089
Due bank, maturity October 2013, variable interest (7.50% at January 31, 2006), monthly installments of $6,830, secured by land and buildings	525,019	571,779
Due bank, maturity October 2013, variable interest (7.50% at January 31, 2006), monthly installments of $4,072, secured by land and buildings	315,433	343,165
Due bank, maturity September 2014, variable interest (7.50% at January 31, 2006), monthly installments of $5,132, secured by buildings and equipment	436,210	468,740
Due bank, maturity January 2013, interest at 6%, monthly installments of $944, secured by land	64,719	71,881
Due bank, maturity January 2011, variable interest (7.50% at January 31, 2006), monthly installments of $10,580, secured by buildings and equipment	569,518	656,991
Due bank, maturity February 2015, variable interest (7.50% at January 31, 2006), monthly installments of $16,225, secured by buildings and equipment	2,125,679	2,175,000
Due bank, maturity November 2014, variable interest (7.50% at January 31, 2006), monthly installments of $3,317, secured by buildings and equipment	488,601	496,721
	5,314,209	5,844,366
Less current maturities	(515,423)	(581,944)
	$4,798,786	5,262,422

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

Future maturities of long-term debt for the years ending January 31 are as follows:

2007	$515,423
2008	554,294
2009	479,052
2010	293,275
2011	315,897
Thereafter	3,156,268
Total	$5,314,209

(8)	Income Taxes

Income taxes consist of the following for the years ended January 31:

	Current	Deferred	Total
2006:
U.S. Federal	$358,200	(54,200)	304,000
State	71,700	(10,800)	60,900
	$429,900	(65,000)	364,900

2005:
U.S. Federal	$184,500	69,900	254,400
State	37,000	14,000	51,000
	$221,500	83,900	305,400

2004:
U.S. Federal	$92,600	169,700	262,300
State	18,500	34,000	52,500
	$111,100	203,700	314,800

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

	2006	2005	2004
Computed “expected” tax	$345,186	253,071	274,956
State income taxes, net of federal tax benefit	44,000	33,629	34,673
Other	(24,286)	18,700	5,171
Total	$364,900	305,400	314,800

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

	2006	2005
Deferred tax assets:
At January 31, 2006 deferred revenue principally due to accrual for financial reporting purposes	$37,266	76,590
At January 31, 2006, compensated absences, principally due to accrual for financial reporting purposes	34,722	(27,715)
Total gross deferred tax assets	71,988	48,875
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	884,185	938,262
Other	3	(12,187)
Total gross deferred liabilities	884,188	926,075
Net deferred tax liability	$812,200	877,200

There was no valuation allowance for deferred tax assets as of January 31, 2006, 2005 or 2004. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(9)	Profit-Sharing Plan

The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company’s contributions to the profit-sharing plan were $60,020, $64,361 and $48,806 in fiscal 2006, 2005 and 2004, respectively.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

(10)	Commitments

The Company leases land at several of its retail operating locations. Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $255,426, $237,970 and $246,528 for the years ended January 31, 2006, 2005 and 2004, respectively. The Company also leases land where several of its retail billboards are located and rent expense for these leases was $191,088, $152,158 and $117,148 for the years ended January 31, 2006, 2005 and 2004, respectively.

The leasing agreements for the various locations include 5 to 30 year leases with remaining lives on those leases ranging from approximately 1 to 27 years at January 31, 2006. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

Future minimum rental payments under these leases are as follows:

Year ending January 31:
2007	$171,176
2008	151,048
2009	137,101
2010	129,699
2011	127,189
Thereafter	1,252,786
Total	$1,968,999

(11)	Related Party Transactions

Wholesale gasoline distribution sales were sold to a Stuckey’s franchise travel center not owned by the Company. The travel center is owned by the niece of Michael L. Bowlin.

In October 2005, this wholesale gasoline location elected early termination of their wholesale agreement. The agreement was terminated within the original ten year term which resulted in a termination penalty of $100,000 that was offset by the disposal of equipment of approximately $47,194 resulting in gain of approximately $52,806 as well as gross margin of $12,098 the Company would have received from gasoline sales had the agreement continued for the remainder of the term. The $52,806 gain is reflected in the gain on sale of property and equipment in the Company’s statements of income.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2006

The sales with the associated cost of goods and gross profit consist of the following at January:

	2006	2005	2004
Gross sales	$1,137,523	1,333,324	1,399,527
Cost of goods sold	1,109,490	1,288,990	1,355,553
Gross profit	$28,033	44,334	43,974

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 4, 2006, Neff+Ricci LLP (“Neff+Ricci”) notified the “Company” that it combined its practice with Moss Adams LLP (“Moss Adams”) and therefore resigned as the Company’s registered independent public accounting firm. According to the information provided to the Company by Neff+Ricci, all of the partners of Neff+Ricci have become partners of Moss Adams. Neff+Ricci’s audit reports on the Company’s financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding the replacement of Neff+Ricci, there were no disagreements with Neff+Ricci on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Neff+Ricci, would have caused them to make reference to the subject matter of the disagreements in connection with their reports; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K (“Regulation S-K”) promulgated by the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended.

The Company requested that Neff+Ricci furnish it with a letter addressed to the Commission stating whether or not Neff+Ricci agrees with the statement set forth above. A copy of that letter, dated January 9, 2006, is filed as Exhibit 16.1 to the Form 8-K filed January 9, 2006.

On January 5, 2006, the Company engaged Moss Adams LLP (“Moss Adams”) as its registered independent public accounting firm. The Company’s Board of Directors recommended and approved the engagement of Moss Adams.

During the Registrant’s two most recent fiscal years and through the date of the report on the Form 8-K filed January 9, 2006, the Company did not consult Moss Adams with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or any other matters or reportable events listed in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report but also noted certain weaknesses in the control environment. These result from the lack of an electronic point of sale merchandise tracking system as the Company historically counted physical inventory at the end of each fiscal, year, resulting in difference each year between estimates used throughout the year based on standard markups within defined categories to record cost of goods sold and the year-end physical count. The Company is dedicating resources to correct these issues and is in the process of implementing a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor of cost of goods sold. Other than the above issues, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the officers and directors of Bowlin Travel Centers.  A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

Michael L. Bowlin	62	Chairman of the Board, President and Chief Executive Officer
William J. McCabe	56	Senior Vice President -Management Information Systems, Secretary, Treasurer and Director
David B. Raybould	53	Director
Nina J. Pratz	54	Chief Financial Officer, Senior Vice President and Director
Kim D. Stäke	50	Chief Administrative Officer, Vice President and Director

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors also reviews the Company's internal accounting controls, practices and policies. The Board of Directors has determined that Kim D. Stäke qualifies as an audit committee financial expert as defined in Item 401(h)(2)-(3) of Regulation S-K.

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission and in other public communications made by the Company; strive to be compliant with applicable governmental laws, rules and regulations; and promotes prompt internal reporting of violations of the code of ethics to an appropriate person or persons. The Company has not formally adopted a written code of business conduct and ethics that governs to the Company’s employees, officers and directors as the Company is not required to do so.

ITEM 11.	EXECUTIVE COMPENSATION

No employee or officer of Bowlin Travel Centers has entered into an employment agreement with Bowlin Travel Centers, nor do we anticipate entering into any employment agreements in the future.

The following table summarizes all compensation paid by Bowlin Travel Centers, Inc. to its Chief Executive Officer for services rendered to Bowlin Travel Centers, Inc. during the fiscal years ended January 31, 2006, 2005 and 2004. The Company has no other executive officer whose total annual salary and bonus paid to them by Bowlin Travel Centers, Inc. exceeded $100,000 for the most recent fiscal year. All information set forth in this table reflects compensation earned by these individuals for services with Bowlin Travel Centers.

Long Term
Compensation
		Annual Compensation			Awards
Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Other Annual Compensa- tion ($)	Securities Underlying Options/ SARs (#)	All Other Compensa- tion ($)

Michael L. Bowlin Chairman of the Board, President, CEO & Director	2006 2005 2004	97,000 97,500 97,500	35,050 35,050 35,050	17,526 (2) 17,438 (2) 16,664 (2)	— — —	— — —
_______________
(1)	Includes amounts deferred at the election of the CEO to be contributed to his 401(k) Profit Sharing Plan account.

(2)
Amount for 2006 includes (i) $1,620 discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $9,406 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner, and (iii) $6,500 for Mr. Bowlin’s car allowance. Amount for 2005 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $9,318 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin’s car allowance. Amount for 2004 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $8,544 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin’s car allowance.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are entitled to receive $500 per each meeting of the Board of Directors, or any committee thereof, attended. Directors do not receive any other compensation for services as directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 2006, there were 4,583,348 shares of Bowlin Travel Centers common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (3)	PERCENT OF CLASS (4)

Michael L. Bowlin (5)(1)	2,818,536	61.5%
William J. McCabe (1)	64,548	1.4%
Nina J. Pratz (1)	116,802	2.5%
Kim D. Stäke (1)	*	*
David B. Raybould (1)	—	—
Monica A. Bowlin (6)(1)	2,818,536	61.5%
Jonathan Brooks (2)	585,550	12.8%
All directors and executive officers as a group (5 persons)	2,999,886	65.4%
_______________
*	Less than 1.0%

(1)	Address is c/o Bowlin Travel Centers, Inc., 150 Louisiana NE, Albuquerque, NM, 87108.

(2)	Address is 1999 Avenue of the Stars, Suite 2040, Los Angeles, CA, 90067.

(3)
Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as shown beneficially owned by them.

(4)	The shares and percentages shown include the shares of common stock actually owned as of April 28, 2006.

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

In October 2005, this wholesale gasoline location elected early termination of their wholesale agreement. The agreement was terminated within the original ten year term which resulted in a termination penalty of $100,000 that was offset by the disposal of equipment of approximately $47,194 resulting in an overall non-operating gain of approximately $52,806 as well as gross margin of $12,098 the Company would have received from gasoline sales had the agreement continued for the remainder of the term.

The sales with the associated cost of goods and gross profit consist of the following the year ended January 31:

	2006	2005	2004

Gross sales	$1,137,523	1,333,324	1,399,527
Cost of goods sold	1,109,490	1,288,990	1,355,553

Gross profit	$28,033	44,334	43,974

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

Audit Fees

The aggregate fees billed by Neff+Ricci LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended January 31, 2006 and January 31, 2005, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years ended January 31, 2006 and January 31, 2005, were approximately $37,000.

On January 4, 2006, Neff+Ricci LLP combined its practice with Moss Adams and therefore resigned as the Company’s registered independent public accounting firm. Neff+Ricci’s audit reports on the Company’s financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. See, also, “Item 9: Changes in and disagreements with accountants on accounting and financial disclosure”.

Audit-Related Fees

None.

Tax Fee

The fees billed by Greg DuBrock, CPA for professional services rendered for the preparation of the Company’s tax return for the fiscal year ended January 31, 2005 were approximately $1,000.

All Other Fees

The fees billed by Greg DuBrock, CPA for professional services rendered for the preparation of the Company’s annual return/report of employee benefit plan for the fiscal year ended January 31, 2005 were approximately $2,100.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Item 8

(b)	Exhibits

The exhibits as indexed below are included as part of this Form 10-K.

INDEX TO EXHIBITS

3.1(1)	Form of Certificate of Incorporation of Bowlin Travel Centers, Inc.
3.2(1)	Bylaws of Bowlin Travel Centers, Inc.
10.1(1)	Management Services Agreement, between Bowlin Outdoor Advertising and Travel Centers Incorporated and Bowlin Travel Centers, dated August 1, 2000.
10.2(1)	Distributor Franchise Agreement, dated as of July 19, 1995, between the Registrant and CITGO Petroleum Corporation.
10.3(1)	Distributor Sales Agreement, dated as of April 1, 1999, between the Registrant and ExxonMobil Company, U.S.A. (a division of ExxonMobil Corporation).
10.8(1)	Lease, dated as of January 12, 1987, between Janet Prince and the Registrant.
10.9(1)	Commercial Lease, dated as of September 21, 1996, between the State of Arizona and the Registrant, as amended.
10.10(1)	Commercial Lease, dated as of March 16, 2000, between the New Mexico Commissioner of Public Lands and the Registrant, as amended.
10.12(1)	Lease Agreement, dated as of June 23, 1989, between the Registrant and Rex Kipp, Jr., as amended.
10.13(1)	Lease, dated as of September 29, 1983, between J.T. and Ida M. Turner and the Registrant.
10.14(1)	Business Lease, dated as of October 1, 1996, between the Registrant and the New Mexico Commission of Public Lands.
10.15(1)	Commercial Lease, dated as of September 21, 1996, between the Registrant and the State of Arizona, as amended.
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

INDEX TO EXHIBITS
(Continued)

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

10.29(1)	Lease Agreement between Bowlin Outdoor Advertising and Travel Centers Incorporated and the Registrant, dated August 1, 2000.
10.30(2)	Contribution Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
10.31(2)	Tax Sharing and Disaffiliation Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
10.32(3)	Loan Agreement with Bank of the West, dated July 10, 2003, by and amoung the Registrant, Bowlin Travel Centers, Inc., and Bank of the West.
10.35(6)
Purchase and Sale agreement, dated September 1, 2005 by and between Bowlin Travel Centers, Inc. and Lost River Estates, LLC for a tract of land known as La Luz Gate Road/Highway 54/70 in Alamogordo, New Mexico.

10.36(6)
Purchase and Sale agreement dated September 1, 2005 by and between Bowlin Travel Centers, Inc. and Lazy L, LLC for three tracts of land known as Sec.32, T.23S, R.9W., N.M.P.M., in Luna County, New Mexico.

10.37(6)
Purchase and Sale agreement, dated October 12, 2005 by and between Bowlin Travel Centers, Inc. and Devin Fenn dba D. Fenn Enterprises, Inc. for vacant land known as lots 15 through 26, inclusive, and lot 29, P.I.C. Benson Acres, according to tiled Map No. 615., records of Cochise County in Benson, Arizona.

16.1(7)	Letter dated January 9, 2006, announcing changes in the Registrant’s certifying accountant.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
(1)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Form 10, filed November 10, 2000.
(2)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Amendment No. 1 to the Form 10, filed December 8, 2000.
(3)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed September 10, 2004.
(4)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed December 10, 2004.
(5)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-K filed April 15, 2004.
(6)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q filed December 12, 2005.
(7)	Incorporated by reference to the Registrants Form 8-K filed January 9, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowlin Travel Centers, Inc.

Date: April 28, 2006	By:	/s/ MICHAEL L. BOWLIN

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Date

/s/ MICHAEL L. BOWLIN	April 28, 2006

Michael L. Bowlin Chairman of the Board, President, CEO and Director (Principal Executive Officer)

/s/ NINA J. PRATZ	April 28, 2006

Nina J. Pratz Chief Financial Officer, Senior Vice President, and Director (Principal Accounting Officer)

/s/ WILLIAM J. McCABE	April 28, 2006

William M. McCabe Senior Vice President, Management Information Systems, Secretary, Treasurer and Director

/s/ KIM D. STÄKE	April 28, 2006

Kim D. Stäke Chief Administrative Officer, Vice President and Director

/s/ DAVID B. RAYBOULD	April 28, 2006

David B. Raybould, Director