Form 10-Q
period 2006-04-30
BOWLIN TRAVEL CENTERS INC
filed 2006-06-12
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  000-31701

BOWLIN TRAVEL CENTERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	85-0473277
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

150 LOUISIANA NE, ALBUQUERQUE, NM	87108
(Address of principal executive offices)	(Zip Code)

   505-266-5985
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of June 12, 2006, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	April 30,	January 31,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,915	$2,615
Accounts receivable	275	41
Deferred income taxes	50	72
Inventories	3,964	3,606
Prepaid expenses	167	276
Notes receivable, current maturities	20	9
Total current assets	7,391	6,619

Property and equipment, net	12,505	12,541
Intangible assets, net	183	190
Interest receivable	4	13
Investment in real estate	415	415
Notes receivable	88	102
Total assets	$20,586	$19,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,822	861
Current installments of long-term debt	514	515
Accrued liabilities	578	682
Deferred revenue	18	96
Total current liabilities	2,932	2,154

Deferred income taxes	864	884
Long-term debt, less current installments	4,675	4,799
Total liabilities	8,471	7,837

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at April 30, 2006 and January 31, 2006	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at April 30, 2006 and January 31, 2006	5	5
Additional paid in capital	9,775	9,775
Retained earnings	2,335	2,263
Total stockholders’ equity	12,115	12,043
Total liabilities and stockholders’ equity	$20,586	$19,880

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended
	April 30,	April 30,
	2006	2005
	(Unaudited)	(Unaudited)

Gross sales	$7,639	$6,194
Less discounts on sales	87	44
Net sales	7,552	6,150

Cost of goods sold	5,266	4,040
Gross profit	2,286	2,110

General and administrative expenses	(1,935)	(1,840)
Depreciation and amortization	(217)	(226)
Operating income	134	44

Non-operating income (expense):
Interest income	17	17
Interest expense	(103)	(92)
Gain on sale of property and equipment	3	—
Miscellaneous income	24	—
Rental income	45	45
Total non-operating income (expense)	(14)	(30)

Income before income taxes	120	14
Income tax expense	48	8
Net income	$72	$6

Earnings per share:
Weighted average common shares outstanding	4,583,348	4,583,348

Basic and diluted	$0 .016	$0 .001

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Three Months Ended
	April 30,	April 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$72	$6
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	217	226
Amortization of loan fee	5	9
Deferred income taxes, net	2	(7)
Gain on sale of assets	(3)	—
Changes in operating assets and liabilities, net	296	(20)
Net cash provided by operating activities	589	214

Cash flows from investing activities:
Proceeds from sale of assets	1	—
Purchases of property and equipment, net	(179)	(94)
Accrued interest receivable	9	(8)
Notes receivable, net	5	—
Net cash used in investing activities	(164)	(102)

Cash flows from financing activities:
Payments on long-term debt	(125)	(137)
Net cash used in financing activities	(125)	(137)

Net increase (decrease) in cash and cash equivalents	300	(25)
Cash and cash equivalents at beginning of period	2,615	2,043

Cash and cash equivalents at end of period	$2,915	$2,018

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three months ended April 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2006. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

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

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended April 30, 2006 and 2005. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2006.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The discussion of results of operations, which follows, compares such selected operating data for the interim periods presented.

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended April 30, 2006 and 2005 (unaudited and amounts in thousands):

	Three Months Ended
	April 30, 2006	April 30, 2005
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$7,639	$6,194

Net income	$72	$6

Earnings per share	$0.016	$0.001

Index

BOWLIN TRAVEL CENTERS, INC.

Comparison of the Three Months Ended April 30, 2006 and April 30, 2005

Gross sales at the Company’s travel centers increased by 23.3% to $7.639 million for the three months ended April 30, 2006, from $6.194 million for the three months ended April 30, 2005. Merchandise sales increased 5.9% to $2.514 million for the three months ended April 30, 2006, from $2.376 million for the three months ended April 30, 2005. The increase is due to sales incentives, supervisory support dedicated to the stores as well as improved performance by store management. Retail gasoline sales increased 13.3% to $3.117 million for the three months ended April 30, 2006, from $2.752 million for the same period in 2005. The increase is due to market price increases. Restaurant sales increased 2.3% to $618,000 for the three months ended April 30, 2006, from $604,000 for the three months ended April 30, 2005. The increase is due to improvement in middle management that supports restaurant operations. Wholesale gasoline sales to independent retailers increased 200.9% to $1.390 million for the three months ended April 30, 2006, from $462,000 for the three months ended April 30, 2005. The increase is primarily due to the addition of three independent wholesale locations during the three months ended April 30, 2006.

Cost of goods sold increased 30.3% to $5.266 million for the three months ended April 30, 2006, from $4.040 million for the three months ended April 30, 2005. Merchandise cost of goods decreased 0.4% to $929,000 for the three months ended April 30, 2006, from $933,000 for the three months ended April 30, 2005. This decrease corresponds to adjustments of standard markups within certain product categories that the Company gets as a result of volume purchasing. Retail gasoline cost of goods increased 12.6% to $2.782 million for the three months ended April 30, 2006, from $2.471 million for the three months ended April 30, 2005. The increase corresponds to market price increases. Restaurant cost of goods decreased 6.6% to $171,000 for the three months ended April 30, 2006, from $183,000 for the three months ended April 30, 2005. The decrease is primarily due to a realignment of retail prices in relationship to cost increases as well as better inventory control. Wholesale gasoline cost of goods increased 205.5% to $1.384 million for the three months ended April 30, 2006, from $453,000 for the three months ended April 30, 2005. The increase is primarily due to the addition of three independent wholesale locations during the three months ended April 30, 2006. Cost of goods sold as a percentage of gross revenues increased to 68.9% for the three months ended April 30, 2006, as compared to 65.2% for the three months ended April 30, 2005.

Gross profit increased 8.3% to $2.286 million for the three months ended April 30, 2006, from $2.110 million for the three months ended April 30, 2005. The increase corresponds to adjustments of standard markups within certain product categories that the Company gets as a result of volume purchasing as well as improved performance by store management.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 5.2% to $1.935 million for the three months ended April 30, 2006, from $1.840 million for the three months ended April 30, 2005. The increase is due to store related personnel expenses, sign repairs and maintenance as the Company prepares for its peak season, and credit card fees related to processing credit cards through the Company’s gasoline distributorships.

Depreciation and amortization expense decreased 4.0% to $217,000 for the three months ended April 30, 2006, from $226,000 for the three months ended April 30, 2005. The decrease is associated with certain assets becoming fully depreciated.

The above factors contributed to an overall increase in operating income of 204.5% to $134,000 for the three months ended April 30, 2006, compared to operating income of $44,000 for the three months ended April 30, 2005.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) includes interest income, rental income and interest expense. Interest income is unchanged at $17,000 for the three months ended April 30, 2006 and for the three months ended April 30, 2005. There was miscellaneous income of $24,000 for the three months ended April 30, 2006 compared to no miscellaneous income for the three months ended April 30, 2005. Rental income was $45,000 for the three months ended April 30, 2006 as well as the three months ended April 30, 2005. Interest expense increased 12.0% to $103,000 for the three months ended April 30, 2006, from $92,000 for the three months ended April 30, 2005. The increase is primarily due to increases in interest rates.

Income before income taxes increased 757.1% to $120,000 for the three months ended April 30, 2006, compared to income before income taxes of $14,000 for the three months ended April 30, 2005. As a percentage of gross revenues, income before income taxes was 1.6% for the three months ended April 30, 2006, compared to 0.2% for the three months ended April 30, 2005.

Income tax expense increased 500.0% to $48,000 for the three months ended April 30, 2006, compared to an income tax expense of $8,000 for the three months ended April 30, 2005. The increase is a result of higher income before income taxes.

The foregoing factors contributed to net income for the three months ended April 30, 2006 of $72,000 compared to a net income of $6,000 for the three months ended April 30, 2005.

Liquidity and Capital Resources

At April 30, 2006, the Company had working capital of $4.459 million and a current ratio of 2.5:1, compared to working capital of $4.465 million and a current ratio of 3.1:1 as of January 31, 2006. Net cash provided by operating activities was $589,000 for the three months ended April 30, 2006, compared to $214,000 for the three months ended April 30, 2005. Net cash provided by operating activities for the three months ended April 30, 2006 is primarily attributable to net income of $72,000 adjusted for depreciation and amortization expense of $217,000 and changes in operating assets and liabilities of $296,000 partially offset by the gain on property and equipment of $3,000. Net cash provided by operating activities for the three months ended April 30, 2005 was primarily attributable to net income adjusted for depreciation and amortization expense of $226,000 and amortization of loan fees of $9,000 partially offset by changes in other operating assets and liabilities of $20,000 and deferred income taxes $7,000.

Net cash used in investing activities for the three months ended April 30, 2006 was $164,000 primarily consisting of $179,000 which was used for purchases of property and equipment, offset by accrued interest receivable of $9,000, notes receivable of $5,000 and proceeds from the sale of property and equipment of $1,000. Net cash used in investing activities for the three months ended April 30, 2005 was $102,000 primarily consisting of $94,000 which was used for purchases of property and equipment plus accrued interest receivable of $8,000.

Net cash used by financing activities for the three months ended April 30, 2006 was $125,000, which consisted of payments on long-term debt. For the three months ended April 30, 2005, net cash used in financing activities was $137,000, which were payments on long-term debt.

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

Index

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report except for weaknesses noted in the control environment that result from the lack of an electronic point of sale merchandise tracking system as the Company historically counts physical inventory at the end of each fiscal year, resulting in differences between estimates used throughout the year that are based on standard markups within defined categories to record cost of goods and the year-end physical count. The company has dedicated resources to correct these issues and has implemented a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold.

Other than the above issue, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. There were no material changes from the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Index

BOWLIN TRAVEL CENTERS, INC.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 12, 2006	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer