Form 10-Q
period 2006-07-31
BOWLIN TRAVEL CENTERS INC
filed 2006-09-13
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

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

As of September 13, 2006, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)
	July 31,	January 31,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,943	$2,615
Accounts receivable	41	41
Deferred income taxes	42	72
Inventories	4,040	3,606
Prepaid expenses	302	276
Income taxes	23	—
Notes receivable, current maturities	19	9
Total current assets	7,410	6,619

Property and equipment, net	12,461	12,541
Intangible assets, net	174	190
Interest receivable	8	13
Investment in real estate	415	415
Notes receivable, less current maturities	83	102
Total assets	$20,551	$19,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,568	861
Current installments of long-term debt	494	515
Accrued liabilities	639	682
Deferred revenue	—	96
Income taxes	6	—
Total current liabilities	2,707	2,154

Deferred income taxes	846	884
Long-term debt, less current installments	4,575	4,799
Total liabilities	8,128	7,837

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at July 31, 2006 and January 31, 2006	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at July 31, 2006 and January 31, 2006	5	5
Additional paid in capital	9,775	9,775
Retained earnings	2,643	2,263
Total stockholders’ equity	12,423	12,043
Total liabilities and stockholders’ equity	$20,551	$19,880

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$9,231	$8,374	$16,870	$14,568
Less discounts on sales	92	62	179	106
Net sales	9,139	8,312	16,691	14,462

Cost of goods sold	6,232	5,347	11,517	9,406
Gross profit	2,907	2,965	5,174	5,056

General and administrative expenses	(2,142)	(2,187)	(4,058)	(4,007)
Depreciation and amortization	(220)	(218)	(437)	(444)
Operating income	545	560	679	605

Non-operating income (expense):
Interest income	20	11	37	28
Gain on sale of property and equipment	2	206	5	206
Interest expense	(110)	(99)	(214)	(191)
Miscellaneous income	—	—	24	—
Rental income	47	45	93	90
Total non-operating loss (income)	(41)	163	(55)	133

Income before income taxes	504	723	624	738
Income tax expense	196	278	245	287
Net income	$308	$445	$379	$451

Earnings per share:
Basic and diluted	$0.07	$0.10	$0.08	$0.10

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	July 31,	July 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$379	$451
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	437	444
Amortization of loan fee	12	19
Deferred income taxes, net	(8)	(18)
Gain on sale of assets	(5)	(206)
Changes in operating assets and liabilities, net	91	602
Net cash provided by operating activities	906	1,292

Cash flows from investing activities:
Proceeds from sale of assets	3	206
Purchases of property and equipment, net	(355)	(297)
Accrued interest receivable	5	21
Investment in real estate	—	(2)
Notes receivable, net	13	169
Net cash used in (provided by) investing activities	(334)	97

Cash flows from financing activities:
Payments on long-term debt	(244)	(273)
Net cash used in financing activities	(244)	(273)

Net increase in cash and cash equivalents	328	1,116
Cash and cash equivalents at beginning of period	2,615	2,043

Cash and cash equivalents at end of period	$2,943	$3,159

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three months and six months ended July 31, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2006. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2.
Beginning February 1, 2006, the Company began wholesaling gasoline to three new independent wholesale locations. Two of the independent wholesalers sell ExxonMobil petroleum products. The other independent wholesaler sells CITGO petroleum products.

3.
Subsequent event. In August 2006, the Company sold property to two third parties for notes receivable of $54,250, $54,250 and $108,500. The note receivable of $54,250 has a stated rate of interest of 8.5 % and is payable in monthly installments of $680 for five years at which time the entire remaining principal balance together with accrued interest is due. The $54,250 note receivable has a stated rate of interest of 9% and is payable in quarterly installments of $3,398 for five years. The note receivable of $108,500 has a stated interest rate of interest of 9% and is payable in quarterly installments of $6,797 for five years.

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

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended July 31, 2006 and 2005. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2006.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The discussion of results of operations, which follows, compares such selected operating data for the interim periods presented.

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three months and six months ended July 31, 2006 and 2005 (unaudited and amounts in thousands):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$9,231	$8,374	$16,870	$14,568

Net income	$308	$445	$379	$451

Earnings per share	$0.07	$0.10	$0.08	$0.10

Index

BOWLIN TRAVEL CENTERS, INC.

Comparison of the Three Months Ended July 31, 2006 and July 31, 2005

Gross sales at the Company’s travel centers increased by 10.2% to $9.231 million for the three months ended July 31, 2006, from $8.374 million for the three months ended July 31, 2005. Merchandise sales decreased 7.2% to $3.308 million for the three months ended July 31, 2006, from $3.563 million for the three months ended July 31, 2005. The decrease is primarily due to decreases in fireworks sales of $157,000 as a result of bans in New Mexico due to drought conditions, general merchandise and cigarette sales. Retail gasoline sales increased 4.4% to $3.704 million for the three months ended July 31, 2006, from $3.548 million for the same period in 2005. The increase is due to market price increases as the average gallon of gasoline retailed for $3.18 for the three months ended July 31, 2006, compared to $2.40 for the three months ended July 31, 2005. The increase in retail gasoline sales is partially offset by a decrease in gasoline gallons sold of 314,000 gallons during the three months ended July 31, 2006. Restaurant sales increased 2.8% to $738,000 for the three months ended July 31, 2006, from $718,000 for the three months ended July 31, 2005. The increase is primarily due to adjustments of retail prices in relationship to costs. Wholesale gasoline sales to independent retailers increased 171.7% to $1.481 million for the three months ended July 31, 2006, from $545,000 for the three months ended July 31, 2005. The increase is primarily due to the addition of three independent wholesale locations during the three months ended July 31, 2006.

Cost of goods sold increased 16.6% to $6.232 million for the three months ended July 31, 2006, from $5.347 million for the three months ended July 31, 2005. Merchandise cost of goods decreased 13.7% to $1.215 million for the three months ended July 31, 2006, from $1.408 million for the three months ended July 31, 2005. The decrease is related to the decrease in sales as well as adjustments of standard markups within certain product categories that the Company gets as a result of volume purchasing. Retail gasoline cost of goods increased 5.0% to $3.337 million for the three months ended July 31, 2006, from $3.178 million for the three months ended July 31, 2005. The increase corresponds to market price increases, which is partially offset by decreases in gallons sold. Restaurant cost of goods decreased 10.1% to $204,000 for the three months ended July 31, 2006, from $227,000 for the three months ended July 31, 2005. The decrease is primarily due to retail prices that increased higher than cost increases as well as better inventory control. Wholesale gasoline cost of goods increased 176.9% to $1.476 million for the three months ended July 31, 2006, from $533,000 for the three months ended July 31, 2005. The increase is primarily due to the addition of three independent wholesale locations during the three months ended July 31, 2006. In addition, the increase in wholesale gasoline cost of goods exceeds the increase in sales due to one wholesale location that had better mark-ups in the prior period that were not present in the current period. Cost of goods sold as a percentage of gross revenues increased to 67.5% for the three months ended July 31, 2006, as compared to 63.9% for the three months ended July 31, 2005.

Gross profit decreased 2.0% to $2.907 million for the three months ended July 31, 2006, from $2.965 million for the three months ended July 31, 2005. The decrease is primarily due to better markups of one wholesale location not present in the current period as well as increases of discounts at one of the Company’s retail locations.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses decreased 2.1% to $2.142 million for the three months ended July 31, 2006, from $2.187 million for the three months ended July 31, 2005. The decrease is due to lower freight costs as a result of volume purchasing, decreases in health insurance and decreases in contract labor.

Depreciation and amortization expense increased 0.9% to $220,000 for the three months ended July 31, 2006, from $218,000 for the three months ended July 31, 2005. The increase is associated with certain asset additions in the third quarter offset by some assets becoming fully depreciated.

Index

BOWLIN TRAVEL CENTERS, INC.

The above factors contributed to an overall decrease in operating income of 2.7% to $545,000 for the three months ended July 31, 2006, compared to operating income of $560,000 for the three months ended July 31, 2005.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income increased 81.8% to $20,000 for the three months ended July 31, 2006, compared to interest income of $11,000 for the three months ended July 31, 2005. The increase is due to better interest rates in the current period as well as interest earned on notes receivable in the current period that were not present in the prior period. Gains from the sale of assets decreased to $2,000 for the three months ended July 31, 2006 from $206,000 for the three months ended July 31, 2005. The gain of $2,000 for the three months ended July 31, 2006 is due to the sale of a vehicle as well as installment payments received related to notes receivable that include deferred gains. The gain of $206,000 for the three months ended July 31, 2005 is primarily due to a balloon payment related to a note receivable that included a deferred gain. Rental income was $47,000 for the three months ended July 31, 2006 compared to $45,000 for the three months ended July 31, 2005. Interest expense increased 11.1% to $110,000 for the three months ended July 31, 2006, from $99,000 for the three months ended July 31, 2005. The increase is primarily due to increases in interest rates.

Income before income taxes decreased 30.3% to $504,000 for the three months ended July 31, 2006, compared to income before income taxes of $723,000 for the three months ended July 31, 2005. As a percentage of gross revenues, income before income taxes was 5.5% for the three months ended July 31, 2006, compared to 8.6% for the three months ended July 31, 2005.

Income tax expense decreased 29.5% to $196,000 for the three months ended July 31, 2006, compared to an income tax expense of $278,000 for the three months ended July 31, 2005. The decrease is a result of lower income before income taxes.

The foregoing factors contributed to net income for the three months ended July 31, 2006 of $308,000 compared to a net income of $445,000 for the three months ended July 31, 2005.

Comparison of the Six Months Ended July 31, 2006 and July 31, 2005

Gross sales at the Company’s travel centers increased by 15.8% to $16.870 million for the six months ended July 31, 2006, from $14.568 million for the six months ended July 31, 2005. Merchandise sales decreased 2.0% to $5.822 million for the six months ended July 31, 2006, from $5.942 million for the six months ended July 31, 2005. The decrease is primarily due to decreases in fireworks sales of $138,000 as a result of bans in New Mexico due to drought conditions, general merchandise and cigarette sales partially offset by increases in t-shirt sales. Retail gasoline sales increased 8.3% to $6.821 million for the six months ended July 31, 2006, from $6.300 million for the same period in 2005. The increase is due to market price increases as the average gallon of gasoline retailed for $2.95 for the six months ended July 31, 2006, compared to $2.32 for the six months ended July 31, 2005. The increase in retail gasoline sales is partially offset by a decrease in gasoline gallons sold of 406,000 gallons during the six months ended July 31, 2006. Restaurant sales increased 2.7% to $1.355 million for the six months ended July 31, 2006, from $1.319 million for the six months ended July 31, 2005. The increase is primarily due to adjustments of retail prices in relationship to costs. Wholesale gasoline sales to independent retailers increased 185.2% to $2.872 million for the six months ended July 31, 2006, from $1.007 million for the six months ended July 31, 2005. The increase is primarily due to the addition of three independent wholesale locations during the six months ended July 31, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold increased 22.4% to $11.517 million for the six months ended July 31, 2006, from $9.406 million for the six months ended July 31, 2005. Merchandise cost of goods decreased 7.5% to $2.183 million for the six months ended July 31, 2006, from $2.360 million for the six months ended July 31, 2005. The decrease is related to the decrease in sales as well as adjustments of standard markups within certain product categories that the Company gets as a result of volume purchasing. Retail gasoline cost of goods increased 8.3% to $6.119 million for the six months ended July 31, 2006, from $5.650 million for the six months ended July 31, 2005. The increase corresponds to market price increases, partially offset by decreases in gallons sold. Restaurant cost of goods decreased 8.3% to $376,000 for the six months ended July 31, 2006, from $410,000 for the six months ended July 31, 2005. The decrease is primarily due to a retail prices that increased higher than cost increases as well as better inventory control. Wholesale gasoline cost of goods increased 187.9% to $2.839 million for the six months ended July 31, 2006, from $986,000 for the six months ended July 31, 2005. The increase is primarily due to the addition of thee independent wholesale locations during the six months ended July 31, 2006. In addition, the increase in wholesale gasoline cost of goods exceeds the increase in sales due to one wholesale location that had better mark-ups in the prior period that were not present in the current period. Cost of goods sold as a percentage of gross revenues increased to 68.3% for the six months ended July 31, 2006, as compared to 64.6% for the six months ended July 31, 2005.

Gross profit increased 2.3% to $5.174 million for the six months ended July 31, 2006, from $5.056 million for the six months ended July 31, 2005. The increase corresponds to adjustments of standard markups within certain product categories that the Company gets as a result of volume purchasing offset by an increase in discounts at one location.

General and administrative expenses consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 1.3% to $4.058 million for the six months ended July 31, 2006, from $4.007 million for the six months ended July 31, 2005. The increase is due to sign repairs and maintenance and increased credit card fees related to processing credit cards through the Company’s gasoline distributorships.

Depreciation and amortization expense decreased 1.6% to $437,000 for the six months ended July 31, 2006, from $444,000 for the six months ended July 31, 2005. The decrease is associated with certain asset additions becoming fully depreciated.

The above factors contributed to an overall increase in operating income of 12.2% to $679,000 for the six months ended July 31, 2006, compared to operating income of $605,000 for the six months ended July 31, 2005.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income increased 33.1% to $37,000 for the six months ended July 31, 2006, compared to interest income of $28,000 for the six months ended July 31, 2005. The increase is due to better interest rates in the current period as well as interest earned on notes receivable in the current period that were not present in the prior period. Gains from the sale of assets decreased to $5,000 for the six months ended July 31, 2006 from $206,000 for the six months ended July 31, 2005. The gain of $5,000 for the six months ended July 31, 2006 is primarily due to the sale of vehicles and equipment as well as installment payments received related to notes receivable that include deferred gains. The gain of $206,000 for the six months ended July 31, 2005 is primarily due to a balloon payment related to a note receivable that included a deferred gain. Miscellaneous income of $24,000 for the three months ended July 31, 2006 compared to no miscellaneous income for the three months ended July 31, 2005. Rental income was $93,000 for the six months ended July 31, 2006 compared to $90,000 for the six months ended July 31, 2005. Interest expense increased 12.0% to $214,000 for the six months ended July 31, 2006, from $191,000 for the six months ended July 31, 2005. The increase is primarily due to increases in interest rates.

Index

BOWLIN TRAVEL CENTERS, INC.

Income before income taxes decreased 15.4% to $624,000 for the six months ended July 31, 2006, compared to income before income taxes of $738,000 for the six months ended July 31, 2005. As a percentage of gross revenues, income before income taxes was 3.7% for the six months ended July 31, 2006, compared to 5.1% for the six months ended July 31, 2005.

Income tax expense decreased 14.6% to $245,000 for the six months ended July 31, 2006, compared to an income tax expense of $287,000 for the six months ended July 31, 2005. The decrease is a result of lower income before income taxes.

The foregoing factors contributed to net income for the six months ended July 31, 2006 of $379,000 compared to a net income of $451,000 for the six months ended July 31, 2005.

Liquidity and Capital Resources

At July 31, 2006, the Company had working capital of $4.703 million compared to working capital of $4.465 million at January 31, 2006 (“working capital” is the excess of total current assets over total current liabilities). At July 31, 2006, the Company had a current ratio of 2.7:1, compared to a current ratio of 3.1:1 as of January 31, 2006 (“current ratio” is the ratio of current assets to current liabilities). The increase in working capital is due to an increase in cash of $328,000, an increase in inventory of $434,000, a decrease in the current portion of long-term debt of $43,000, a decrease in accrued liabilities of $43,000, a decrease in deferred revenue of $96,000 offset by an increase in accounts payable of $707,000. The increases in cash, inventory and accounts payable is due to the summer being the peak season of the Company’s travel center operations, as higher traffic typically occurs during the summer months. The decrease in accrued liabilities since January 31, 2006 is due to decreases in salaries and wages, as discretionary bonuses were accrued through January 2006 to be paid the following fiscal year, and a decrease fuel in tax payable. This was partially offset by an increase in sales tax liability due to peak season sales and an increase in property taxes that were paid in December 2005 and have been accruing since that time. The decrease in deferred revenue is a result of the end of a two-year brand incentive program for four locations branded ExxonMobil in fiscal year 2004 as well as a decrease in outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2006. The decrease in the current portion of long-term debt is normal scheduled payments.

The Company’s travel center operations are subject to seasonal fluctuations. The second quarter of the fiscal year is typically the Company’s peak season. Through out the Company’s fiscal year, revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in period of increased or decreased cash flow as well as increased or decreased net income.

Net cash provided by operating activities was $906,000 for the six months ended July 31, 2006, compared to $1.292 million for the six months ended July 31, 2005. Net cash provided by operating activities for the six months ended July 31, 2006 is primarily attributable to net income of $379,000 adjusted for depreciation and amortization expense of $437,000 and changes in operating assets and liabilities of $91,000. Net cash provided by operating activities for the six months ended July 31, 2005 was primarily attributable to net income of $451,000 adjusted for depreciation and amortization expense of $444,000 and changes in operating assets and liabilities of $602,000 offset by the gain on sales of assets of $206,000.

Index

BOWLIN TRAVEL CENTERS, INC.

Net cash used in investing activities for the six months ended July 31, 2006 was $334,000 primarily consisting of $355,000 which was used for purchases of property and equipment, offset by accrued interest receivable of $5,000, notes receivable of $13,000 and proceeds from the sale of property and equipment of $3,000. Net cash used in investing activities for the six months ended July 31, 2005 was $97,000 primarily consisting of proceeds of $206,000 from the sale of assets and proceeds of $169,000 from notes receivable partially offset by $297,000 used for purchases of property and equipment.

Net cash used by financing activities for the six months ended July 31, 2006 was $224,000, which consisted of payments on long-term debt. For the six months ended July 31, 2005, net cash used in financing activities was $273,000, which were payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline. During the quarter ended July 31, 2006, retail gasoline sales accounted for approximately 40.1% of the Company’s gross sales. To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities. It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The principal market risk to which the Company is exposed to is interest rates on the Company’s debt. The Company’s interest sensitive liabilities are its debt instruments. Variable interest on the majority of the Company’s debt equals the prime rate. Because rates may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to Company borrowings. Management does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on the Company’s financial position, results of operations or liquidity.

Based upon the Company’s variable rate debt at July 31, 2006, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $50,000.

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

Index

BOWLIN TRAVEL CENTERS, INC.

Other than the above issue, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

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

Exhibit 10.38 - Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Teak, LLC for a tract of land known as Lot 1 Bowlin Tracts in the County of Dona Ana, New Mexico.

Exhibit 10.39 - Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Teak, LLC for a tract of land known as Lot 2 Bowlin Tracts in the County of Dona Ana, New Mexico.

Exhibit 10.40 - Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Larjon, LLC for a tract of land known as part of Lot 53, Subdivision of Lots 4 and 5 of the Brazito Tract.

Index

BOWLIN TRAVEL CENTERS, INC.

Exhibit 10.41 - Promissory Note, dated August 15, 2006 by and between Bowlin Travel Centers Inc. and C. C. Bess.

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

Dated: September 13, 2006	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer