Form 10-K/A
period 2006-01-31
BOWLIN TRAVEL CENTERS INC
filed 2006-10-31
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2006 for the purpose of making certain disclosure changes in response to a comment letter from the Division of Corporate Finance of the Securities and Exchange Commission relating to our 10-K. We have updated Part I, Item 1, “Recent Developments”; Part I, Item 1, “Business Strategy”; Item 1A Risk Factors; Item 2 Properties; Item 7 of Part II, Management Discussion and Analysis of Financial Condition and Results of Operations; Item 7A of Part II, Quantitative And Qualitative Disclosures About Market Risk; Item 9A of Part II relating to Controls and Procedures, Item 12 of Part II, Security Ownership Of Certain Beneficial Owners And Management; and Item 15 of Part IV to give effect to the filing of this Amendment No. 1. We have also filed updated certifications pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1933.

Other than the changes described in the preceding paragraph, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-K on April 28, 2006.

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

Recent Developments

On September 1, 2005, the Company sold vacant land located in Alamogordo, New Mexico to Lost River Estates, LLC for $20,000 cash and a note receivable of $100,000. The note receivable has a stated rate of interest of 8%. Interest is payable monthly with principal payable in annual installments of $4,000 for the first year and $24,000 for the following four years. The property sold had a carrying value of $9,002 and the costs incurred to sell the land were $8,831. The gain on the sale of the land was $102,149 of which $17,025 was recognized initially and $85,124 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On September 1, 2005, the Company sold vacant land located in Deming, New Mexico to Lazy L, LLC for $10,000 cash and a note receivable of $75,000. The note receivable has a stated rate of interest of 8% and is payable in quarterly installments of $4,587 for five years. The property sold had a carrying value of $47,675 and the costs incurred to sell the land were $1,764. The gain on the sale of the land was $35,561 of which $4,184 was recognized initially and $31,378 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On October 21, 2005, the Company sold vacant land located in Benson, Arizona to Devin Fenn dba D. Fenn Enterprises for $10,000 cash and a note receivable of $80,000. The note receivable has a stated rate of interest of 8% and is payable in monthly installments of $1,622 for five years. The property sold had a carrying value of $64,167 and the costs incurred to sell the land were $1,211. The gain on the sale of the land was $24,622 of which $2,735 was recognized initially and $21,886 was deferred and will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

No land was sold to a related party.

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

The Company’s travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. The Company operates five full-service restaurants which are less than half of the Company’s twelve travel centers, under the Dairy Queen/Brazier or Dairy Queen trade names. All of the Company’s twelve travel centers sell convenience store food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks.

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

The Company sells food at five of its twelve travel centers under the Dairy Queen and Dairy Queen/Brazier brand names. All of the Company’s twelve travel centers sell convenience store food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks.

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

The Company’s agreements with ExxonMobil and CITGO do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. The amount of required CITGO gasoline purchases ranges from a low of 126,000 gallons to a high of 280,500 gallons per month. The amount of required ExxonMobil gasoline purchases is a minimum of three million gallons per year. For ExxonMobil, the maximum monthly volume for the current month is the greater of actual volume in the prior month or the actual volume in the current month of the prior year. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. During the term of the prior of the ExxonMobil distribution agreement, purchases of ExxonMobil products did not meet the minimum quantities for the first contract year ended March 31, 2003, but did meet the minimum quantities for contract years ended March 31, 2004 and March 31, 2005. The Company is on target to meet the required three million gallons for contract year ending October 31, 2006. Since the effective date of the CITGO agreement, purchases did not meet the minimum quantities for the first three years, met the minimum quantities for contract year ended January 31, 2005 but have not met the minimum quantities for the most recent contract year ended January 31, 2006. There are no penalties associated with not meeting the minimum quantities for ExxonMobil or CITGO. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

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

The Company might be subject to financial and other restrictive covenants upon operations if unable to secure additional financing.

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

The Company’s distribution and franchise agreements may prevent the Company from pursuing alternate business opportunities, which could limit the Company’s sales and growth potential.

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

There can be no assurance that the agreements that govern these relationships will not be terminated (for greater detail regarding the terms of these agreements, see “Item I. Business Operations”). Several of these agreements contain provisions that prohibit the Company from offering additional products or services that are competitive to those of its suppliers. There can be no assurance that adherence to existing agreements will not prevent the Company from pursuing opportunities that management would otherwise deem advisable. These agreements may limit the Company’s ability to seek additional sales or growth opportunities. In addition, there are no material early termination provisions under any of the franchise or petroleum distribution agreements.

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

The Company’s operating results may fluctuate, which makes our results difficult to predict and could have an adverse effect on the Company’s results from period to period.

The Company’s travel center operations are subject to seasonal fluctuations, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes.

The Company’s travel center operations are subject to seasonal fluctuations. The first quarter of the Company’s fiscal year is typically the weakest. The second quarter is normally the Company’s strongest due to the summer being the Company’s peak season. The third quarter is not as strong due to the end of summer. The fourth quarter is generally weak but is partially offset by Holiday sales. Therefore, through out the Company’s fiscal year, revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in periods of decreased cash flow that might cause the Company to use its lending sources, or to secure additional financing, in order to cover expenses during those periods. This could increase the interest expense of the Company’s operations and decrease net income and have a material adverse effect on business and results of operations.

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

Nevada law, the Company’s charter documents and the Company’s current capitalization may impede or discourage a takeover, which could affect the price of our stock.

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

The following table lists the locations of the Company’s facilities as of the date of this report, the size of such facilities and whether they are leased or owned.

Retail Location	Size of Property	Own/ Lease

Akela Flats Trading Post	6,100 sq. ft.	Own
20 miles east of Deming NM on I-10

Alamogordo Running Indian Trading Post	3,800 sq. ft.	Own
4 miles north of Alamogordo NM on US70

Bluewater DQ Travel Center	6,500 sq. ft.	Own
10 miles west of Grants NM on I-40

Butterfield Station DQ Travel Center	10,400 sq. ft.	Own
20 miles west of Deming NM on I-10

Continental Divide Trading Post	8,000 sq. ft.	Lease
20 miles east of Lordsburg NM on I-10

Retail Location	Size of Property	Own/ Lease

Flying C Ranch DQ Travel Center	10,400 sq. ft.	Own
40 miles west of Santa Rosa NM on I-10

Old West Trading Post	8,200 sq. ft.	Lease
15 miles west of Las Cruces NM on I-10

Picacho Peak DQ Travel Center	6,300 sq. ft.	Lease
45 miles west of Tucson AZ on I-10

Picacho Peak Plaza	10,800 sq. ft.	Lease
45 miles west of Tucson AZ on I-10

Rio Puerco Outpost	5,000 sq. ft.	Own
17 miles west of Albuquerque NM on I-40

Edgewood Travel Center	2,800 sq. ft.	Own
I-40 at Edgewood NM Interchange

The Thing DQ Travel Center	9,400 sq. ft.	Lease
17 miles east of Benson AZ on I-10

ITEM 3.	LEGAL PROCEEDINGS

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

As of April 28, 2006, there were 4,583,348 shares of common stock of Bowlin Travel Centers, Inc. outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers, Inc. Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol “BWTL.” On April 12, 2006, there were approximately 27 holders of record of the Company’s common stock. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company made no purchases of its equity securities in the fourth quarter of fiscal 2006.

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

In the Company’s Articles of Incorporation, pursuant to Nevada Revised Statues Section 78.378, the Company elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive. Pursuant to Nevada Revised Statutes Section 78.434, the Company also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive. These statutes are sometimes referred to as “interested stockholder” statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval. Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions. See, also, “Risk Factors - Nevada law, the Company’s charter documents and the Company’s current capitalization may impede or discourage a takeover, which could affect the price of our stock.”

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

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales. Each of the Company’s travel center locations retail a variety of unique Southwestern souvenirs and gifts. Eleven of the twelve retail operations retail gasoline. Five of the Company’s twelve locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names. The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

The Company wholesales gasoline to four independent third party locations. The wholesale gasoline does not meet the operating segment definition criteria of paragraph 10(b) of FAS 131 as the Company does not review wholesale gasoline operating results for decision making about resource allocation. Therefore, wholesale gasoline sales have been aggregated with the Company’s business activities.

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

Total cost of goods sold increased 12.7% to $14.584 million for the twelve months ended January 31, 2006, from $12.944 million for the twelve months ended January 31, 2005. Merchandise cost of goods increased 2.8% to $3.184 million for the twelve months ended January 31, 2006, from $3.096 million for the twelve months ended January 31, 2005. The increase is directly related to improved volume purchase pricing as well as maintaining mark-ups. Gasoline cost of goods increased 22.2% to $9.063 million for the twelve months ended January 31, 2006, from $7.415 million for the twelve months ended January 31, 2005. The increase corresponds to market price increases. Restaurant cost of goods increased 1.0% to $736,000 for the twelve months ended January 31, 2006, from $729,000 for the twelve months ended January 31, 2005. The increase is primarily due to cost increases not reflected in retail prices. Wholesale gasoline cost of goods decreased 6.0% to $1.601 million for the twelve months ended January 31, 2006, from $1.704 million for the twelve months ended January 31, 2005. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 62.9% for the twelve months ended January 31, 2006, as compared to 61.4% for the twelve months ended January 31, 2005.

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

Liquidity and Capital Resources

At January 31, 2006, the Company had working capital of $4.394 million compared to working capital of $3.582 million at January 31, 2005 (“working capital” is the excess of total current assets over total current liabilities). At January 31, 2006, the Company had a current ratio of 3.0:1 compared to a current ratio of 2.5:1 at January 31, 2005 (“current ratio” is the ratio of current assets to current liabilities). The increase in working capital is due to an increase in cash of $572,000, an increase in inventory of $99,000, a decrease in accounts payable of $222,000, a decrease in short-term borrowing of $210,000, a decrease in the current portion of long-term debt of $67,000 partially offset by a decrease in prepaid expenses of $88,000, an increase in accrued liabilities of $68,000, an increase in accrued salaries and benefits of $133,000 and an increase in the current portion of deferred revenue of $65,000. The increase in cash is attributable to the increase in net income, which includes proceeds from the sale of assets of $384,000. The increase in inventory is primarily due to gasoline market price increases. The decrease in accounts payable is due to payments made at the time of delivery rather than usual terms for merchandise in exchange for deeper discounts as well as higher payable balances in the prior period as the Company opened the new Picacho Peak travel center. Short-term borrowing was paid off at January 31, 2006. The decrease in the current portion of long-term borrowing is normal scheduled payments. The decrease in prepaid expenses is primarily due to decreases in federal and state income taxes as a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases as well as decreases in insurance, rent and sign permits. The increase in accrued liabilities is due to increases in FICA and federal withholding as well as sales tax related to stronger sales, property taxes associated with the new travel center and higher assessments and vacation payable related to high employee retention. The increase in accrued salaries and benefits is due to discretionary bonuses that were accrued through January 2006 to be paid the following fiscal year. The increase in the current portion of deferred revenue is the result of a two-year brand incentive program for four locations branded ExxonMobil in fiscal year 2004 that ends in April of 2006.

The Company’s travel center operations are subject to seasonal fluctuations. The first quarter of the Company’s fiscal year is typically the weakest. The second quarter is normally the Company’s strongest due to the summer being the Company’s peak season. The third quarter is not as strong due to the end of summer. The fourth quarter is generally weak but is partially offset by Holiday sales. Therefore, through out the Company’s fiscal year, revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in periods of increased or decreased cash flow as well as increased or decreased net income.

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

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline. During the fiscal year ended January 31, 2006, retail gasoline sales accounted for approximately 46.7% of the Company’s gross sales. To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities. It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

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

The following table represents our future commitments under contractual obligations as of January 31, 2006:

	Total	Current maturities	2-3 years	4-5 years	More than 5 years

Long-Term Debt Obligations	$5,314,209	$515,423	$1,033,346	$609,172	$3,156,268
Operating Lease Obligations	1,968,999	171,176	288,149	256,888	1,252,786
Total	$7,283,208	$686,599	$1,321,495	$866,060	$4,409,054

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

The Company leases land at several of its retail operating locations. The leasing agreements for the various locations include 5 to 30 year leases with remaining lives on those leases ranging from approximately 1 to 27 years at January 31, 2006. Contingent rentals are generally based on percentages of specified gross receipts. Several leases include terms for computation of rent expense as the greater of a percent of gross receipts or a percent of land value as defined by the lease. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those that the Company believes are both most important to the portrayal of the Company’s financial condition and operating results and require managements’ most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing its financial statements.

Revenue and Cost Recognition. Revenues from the Company’s two primary product categories, gasoline and merchandise, are recognized at the point of sale. The associated costs of the merchandise are included in the cost of sales and are based on estimates throughout the year based on standard markups within defined categories.

Inventory. Inventories, which consist primarily of gasoline and merchandise for resale, are state at the lower of cost or market value, with cost begin determined using the first-in, first-out (FIFO) method. The Company receives vendor discounts on the basis of volume purchasing that vary by product and are recognized as reductions of cost of sales.

Long-lived Assets. The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by such changes in economic conditions and changes in operating performance. The accuracy of such provisions can vary materially from original estimates and the Company regularly monitors the adequacy of the provision until final disposition occurs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of January 31, 2006, approximately $5.249 million of the Company’s total indebtedness is accruing interest at variable rates tied to LIBOR or the respective bank’s prime lending rate. As such, the Company is subject to fluctuations in interest rates that could have a negative impact on the net income of the Company. In addition, it is likely that future indebtedness incurred by the Company will be at variable rates that could impact the Company’s ability to finance internal development and growth of the business. Based upon the Company’s variable rate debt at January 31, 2006, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $52,000. The Company does not, however, believe that any risk inherent in the variable rate nature of its debt is likely to have a material effect on its financial position, results of operations or liquidity.

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

Gains and losses on sale of property, equipment, early termination of wholesale gasoline location and investment in real estate at January 31:

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in the control environment related to general merchandise inventory at the Company’s twelve retail locations and the related disclosure controls and procedures are ineffective. The Company used estimates throughout the year based on standard markups within defined categories to record cost of goods sold. The Company historically counts physical inventory at each location at the end of each fiscal year. Therefore, variances between the estimates used and physical counts are accounted for at the end of the fiscal year rather than periodically.

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.627 million or 45.1% of the Company’s total inventory. Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur. Therefore, the balance in the warehouse inventory account represents the ending inventory amount and there is no weakness related to the warehouse inventory. The warehouse inventory at the end of the Company’s fiscal year was approximately $1.047 million or 29.0% of the Company’s total inventory. Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical was reconciled to the book; therefore there are no weaknesses related to these inventories. Gasoline, Dairy Queen food, and jewelry inventories were approximately $823,000 or 22.8% of the Company’s total inventory.

The Company is dedicating resources to correct this issue and is in the process of implementing a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold. Other than the above issue, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The first phase of the plan, which is in process, is to have all items in the Company’s central warehouse bar-coded.

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

As of January 31, 2006, there were 4,583,348 shares of Bowlin Travel Centers common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group. This security ownership disclosure includes shares that may be received in 60 days as required by Exchange Act Rule 13d-3.

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

On January 4, 2006, Neff+Ricci LLP combined its practice with Moss Adams and therefore resigned as the Company’s registered independent public accounting firm. Neff+Ricci’s audit reports on the Company’s financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. See, also, “Item 9: Changes in and disagreements with accountants on accounting and financial disclosure.”

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

INDEX TO EXHIBITS
(Continued)

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

INDEX TO EXHIBITS
(Continued)

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

Bowlin Travel Centers, Inc.

Date: October 31, 2006	By:	/s/ MICHAEL L. BOWLIN

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Date

/s/ MICHAEL L. BOWLIN	October 31, 2006

Michael L. Bowlin Chairman of the Board, President, CEO and Director (Principal Executive Officer)

/s/ NINA J. PRATZ	October 31, 2006

Nina J. Pratz Chief Financial Officer, Senior Vice President, and Director (Principal Accounting Officer)

/s/ WILLIAM J. McCABE	October 31, 2006

William M. McCabe Senior Vice President, Management Information Systems, Secretary, Treasurer and Director

/s/ KIM D. STÄKE	October 31, 2006

Kim D. Stäke Chief Administrative Officer, Vice President and Director

/s/ DAVID B. RAYBOULD	October 31, 2006

David B. Raybould, Director