Form 10-Q/A
period 2006-04-30
BOWLIN TRAVEL CENTERS INC
filed 2006-10-31
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Index

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended April 30, 2006 for the purpose of making certain disclosure changes in response to a comment letter from the Division of Corporate Finance of the Securities and Exchange Commission relating to our 10-K. We have updated Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related to the “Overview” and “Liquidity and Capital Resources”; Item 3, “Quantitative and Qualitative Disclosures About Market Risk” and Item 4 “Controls and Procedures” to give effect to the filing of this Amendment No. 1. We have also filed updated certifications pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1933.

Other than the changes described in the preceding paragraph, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on June 12, 2006.

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

Liquidity and Capital Resources

At April 30, 2006, the Company had working capital of $4.459 million compared to working capital of $4.465 million as of January 31, 2006 (“working capital” is the excess of total current assets over total current liabilities). At April 30, 2006 the Company had a current ratio of 2.5:1, compared to a current ratio of 3.1:1 at January 31, 2006 (“current ratio” is the ratio of current assets to current liabilities). The decrease in working capital is due to an increase in prepaids of $130,000 and accounts payable of $961,000. The decrease in working capital is offset by an increase in cash of $300,000, an increase in accounts receivable of $234,000, an increase in inventory of $359,000, a decrease in accrued liabilities of $104,000 and a decrease in the current portion of deferred revenue of $77,000. The decrease in prepaids is due to decreases in insurance and rent. The increase in accounts payable is due to the preparation for the Company’s summer peak season that typically begins in the second quarter as well as an increase in the market price of gasoline. The increase in cash is attributable to net income and increases in credit cards clearing as well as receivables collected related to gasoline wholesale sales. The increase in accounts receivable is due to the three new wholesale locations. The increase in inventory is due to preparation for the Company’s summer peak season that typically occurs in the second quarter as well as an increase in the market price of gasoline. The decrease in accrued liabilities is primarily due to decreases in accrued salaries and wages, as discretionary bonuses were accrued through January 2006 to be paid the following fiscal year partially offset by an increase in property taxes that were paid in December 2005 and have been accruing since that time. The decrease in deferred revenue is a result of the end of a two-year brand incentive programs for four locations branded ExxonMobil in fiscal year 2004 as well as a decrease in outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

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

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline. During the quarter ended April 30, 2006, retail gasoline sales accounted for approximately 49.9% of the Company’s gross sales. To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities. It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

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

Based upon the Company’s variable rate debt at April 30, 2006, a hypothetical 1% increase in interest rates would result in an annual increase in interest expense of approximately $51,000.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weaknesses in the control environment related to general merchandise inventory at the Company’s twelve retail locations and that the related disclosure controls and procedures are ineffective. The Company used estimates throughout the year that are based on standard markups within defined categories to record cost of goods. The Company historically counts physical inventory at each location at the end of each fiscal year. Therefore, variances between the estimates used and physical counts are accounted for at the end of the fiscal year rather than periodically.

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.627 million or 41.0% of the Company’s total inventory. Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur. Therefore, the balance in the warehouse inventory account represents the ending inventory amount and there is no weakness related to the warehouse inventory. The warehouse inventory balance at the end of the Company’s first quarter was approximately $1.328 million or 33.5% of the Company’s total inventory. Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical was reconciled to the book; therefore there are no weaknesses related to these inventories. Gasoline, Dairy Queen food, and jewelry inventories were approximately $902,000 or 22.8% of the Company’s total inventory.

The Company has dedicated resources to correct this issue and has implemented a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold. The first phase of the plan, which is in process, is to have all items in the Company’s central warehouse bar-coded.

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

Dated: October 31, 2006	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer