Form 10-Q/A
period 2006-07-31
BOWLIN TRAVEL CENTERS INC
filed 2006-10-31
CIK 1124653

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

Index

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months and six months ended July 31, 2006 for the purpose of making certain disclosure changes in response to a comment letter from the Division of Corporate Finance of the Securities and Exchange Commission relating to our 10-K. We have updated Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related to the “Overview” and Item 4 “Controls and Procedures” to give effect to the filing of this Amendment No. 1. We have also filed updated certifications pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1933.

Other than the changes described in the preceding paragraph, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 10-Q on September 13, 2006.

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

Index

BOWLIN TRAVEL CENTERS, INC.

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

Depreciation and amortization expense increased 0.9% to $220,000 for the three months ended July 31, 2006, from $218,000 for the three months ended July 31, 2005. The increase is associated with certain asset additions in the second quarter offset by some assets becoming fully depreciated.

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

Index

BOWLIN TRAVEL CENTERS, INC.

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

Index

BOWLIN TRAVEL CENTERS, INC.

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

Net cash used by financing activities for the six months ended July 31, 2006 was $224,000, which consisted of payments on long-term debt. For the six months ended July 31, 2005, net cash used in financing activities was $274,000, which were payments on long-term debt.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weaknesses in the control environment related to general merchandise inventory at the Company’s twelve retail locations and that the related disclosure controls and procedures are ineffective. The Company used estimates used throughout the year that are based on standard markups within defined categories to record cost of goods. The Company historically counts physical inventory at each location at the end of each fiscal year. Therefore, variances between the estimates used and physical counts are accounted for at the end of the fiscal year rather than periodically.

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.448 million or 35.8% of the Company’s total inventory. Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur. Therefore, the balance in the warehouse inventory account represents the ending inventory amount and there is no weakness related to the warehouse inventory. The warehouse inventory balance at the end of the Company’s second quarter was approximately $1.357 million or 33.6% of the Company’s total inventory. Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical was reconciled to the book; therefore there are no weaknesses related to these inventories. Gasoline, Dairy Queen food, and jewelry inventories were approximately $1.128 million or 27.9% of the Company’s total inventory.

The Company has dedicated resources to correct this issue and has implemented a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold. The firs phase of the plan, which is in process, is to have all items in the Company’s central warehouse bar-coded.

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

Index

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