Form 10-Q
period 2006-10-31
BOWLIN TRAVEL CENTERS INC
filed 2006-12-14
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

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

As of December 14, 2006, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)
	October 31,	January 31,
	2006	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,064	$1,874
Marketable securities	640	741
Accounts receivable	125	41
Deferred income taxes	60	72
Inventories	3,758	3,606
Prepaid expenses	213	206
Interest receivable	21	13
Income taxes	72	70
Notes receivable, current maturities	55	9
Total current assets	7,008	6,632

Property and equipment, net	10,468	10,554
Assets held for sale	1,915	1,987
Intangible assets, net	171	190
Investment in real estate	415	415
Notes receivable, less current maturities	246	102
Total assets	$20,223	$19,880

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,339	$861
Current installments of long-term debt	172	462
Current installments of long-term debt of assets held for sale	26	53
Accrued liabilities	615	682
Deferred revenue	51	96
Total current liabilities	2,203	2,154

Deferred income taxes	827	884
Long-term debt, less current installments	4,249	4,250
Long-term debt of assets held for sale, less current installments	528	549
Total liabilities	7,807	7,837

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at October 31, 2006 and January 31, 2006	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at October 31, 2006 and January 31, 2006	5	5
Additional paid in capital	9,775	9,775
Retained earnings	2,636	2,263
Total stockholders’ equity	12,416	12,043
Total liabilities and stockholders’ equity	$20,223	$19,880

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$6,910	$5,895	$21,914	$18,578
Less discounts on sales	58	42	169	146
Net sales	6,852	5,853	21,745	18,432

Cost of goods sold	4,728	3,864	14,714	11,697
Gross profit	2,124	1,989	7,031	6,735

General and administrative expenses	(1,878)	(1,724)	(5,614)	(5,400)
Depreciation and amortization	(195)	(188)	(575)	(565)
Operating income	51	77	842	770

Non-operating income (expense):
Interest income	27	17	64	45
Gain on sale of property and equipment	29	75	35	281
Interest expense	(89)	(86)	(264)	(243)
Miscellaneous income	—	—	24	—
Rental income	44	42	132	128
Total non-operating loss (income)	11	48	(9)	211

Income from continuing operations before income taxes	62	125	833	981
Income tax expense	(34)	(55)	(336)	(387)
Income from continuing operations	28	70	497	594

Discontinued operations
Loss from operations of discontinued component	(62)	(45)	(208)	(164)
Income tax benefit	27	19	84	65
	(35)	(26)	(124)	(99)
Net income (loss)	$(7)	$44	$373	$495

Earnings (loss) per share:
Basic and diluted, continuing operations	$0.006	$0.015	$0.108	$0.130
Basic and diluted, discontinued operations	$(0.008)	$(0.005)	$(0.027)	$(0.022)
Basic and diluted, net income	$(0.002)	$0.010	$0.081	$0.108

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	October 31,	October 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$373	$495
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	660	663
Amortization of loan fee	12	21
Deferred income taxes, net	(45)	(62)
Gain on sale of assets	(35)	(281)
Changes in operating assets and liabilities, net	121	87
Net cash provided by operating activities	1,086	923

Cash flows from investing activities:
Marketable securities	101	(20)
Proceeds from sale of assets	142	451
Purchases of property and equipment, net	(602)	(445)
Accrued interest receivable	(8)	9
Notes receivable, net	(190)	53
Net cash used in (provided by) investing activities	(557)	48

Cash flows from financing activities:
Payments on long-term debt	(339)	(404)
Net cash used in financing activities	(339)	(404)

Net increase in cash and cash equivalents	190	567
Cash and cash equivalents at beginning of period	1,874	2,043

Cash and cash equivalents at end of period	$2,064	$2,610

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three months and nine months ended October 31, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K/A for the fiscal year ended January 31, 2006. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2.
Beginning February 1, 2006, the Company began wholesaling gasoline to three new independent wholesale locations. Two of the independent wholesalers sell ExxonMobil petroleum products. The other independent wholesaler sells CITGO petroleum products. All three contracts have a five-year term beginning February 1, 2006. All of the contracts can terminate subject to the occurrence of certain events including bankruptcy or breach of the agreement, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company’s distribution area or with a 30 day notification to the Company. The terms of the contracts require the three independent wholesalers to purchase a maximum gallon quantity of 105% of the preceding calendar year gallons purchased. There are no minimum gallon quantity requirements for any of the three contracts.

At the beginning of the Company’s third quarter, the independent CITGO wholesaler de-branded; therefore, the Company no longer wholesales to this location. The potential loss of income to the Company for fiscal year ending January 31, 2007 is approximately $3,000.

3.
On August 15, 2006, the Company sold vacant land located south of Las Cruces, New Mexico to Larjon, LLC for $26,500 cash and a note receivable of $108,500. The note receivable has a stated rate of interest of 9.0% and is payable in quarterly installments of $6,797 for five years. The property sold had a carrying value of $104,000 and the costs incurred to sell the land were $630. The gain on the sale of the land was $30,370 of which $5,961 was recognized initially and $24,409 was deferred. In accordance with FAS 66, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

4.
On August 15, 2006, the Company sold vacant land located south of Las Cruces, New Mexico to Teak, LLC for $26,500 cash and two notes receivable of $54,250 each. Both notes receivable have a stated rate of interest of 9.0% and both are payable in quarterly installments of $3,398 for five years. The property sold had a carrying value of $96,530 and the costs incurred to sell the land were $844. The gain on the sale of the land was $37,626 of which $7,386 was recognized initially and $30,240 was deferred. In accordance with FAS 66, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

5.
On September 29, 2006, the Company changed its terms agreements with its primary lender, Bank of the West. The agreements modified the Company’s $4.916 million debt with Bank of the West from a variable rate of interest to a fixed rate of interest of 7.26%.

Index

BOWLIN TRAVEL CENTERS, INC.

6.
Subsequent events. On November 1, 2006, the Company entered into a retail supply agreement with Jackson Oil, a division of Jacksons Food Stores, Inc. to purchase ChevronTexaco brand fuels for the Company’s three Arizona retail locations. The retail supply agreement is for a period of ten years beginning November 1, 2006 with an option for renewal for another five year period beginning on November 1, 2016. There are no minimum or maximum gallons purchased requirements for the Company. The Company’s CITGO distribution agreement for the three Arizona retail locations ends March 31, 2007 as CITGO terminated its petroleum marketing activities in the Company’s distribution area.

On November 27, 2006, the Company entered into a purchase agreement with Maxwell & Associates Real Estate Holdings, LLC for property, fixtures and equipment located in Edgewood, New Mexico. The contract sales price is $1,300,000 including a $25,000 earnest deposit. Closing is scheduled on or before January 30, 2007. The Company expects a gain on the sale of approximately $700,000. The carrying value of the property, fixtures and equipment of approximately $505,000 and $521,000 has been reclassified as assets held for sale in the October 31, 2006 and January 31, 2006 balance sheets, respectively. The estimated cost of the sale is approximately $95,000. The operation of this location have been identified as a component as defined in FAS Statement No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (as amended). Accordingly, the results of operations of ($29,000) and ($16,000) for the three months ended October 31, 2006 and 2005, respectively, and ($89,000) and ($50,000) for the nine months ended October 31, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

On November 27, 2006, the Company entered into a letter of intent from the Pueblo of Laguna to purchase property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit. The letter of intent sales price is $2,500,000 including a $100,000 earnest deposit. Closing is scheduled on or before January 30, 2007. The Company expects a gain on the sale of approximately $900,000. The carrying value of the property, fixtures and equipment of approximately $1,411,000 and the related debt, $555,000 and $1,466,000 and the related debt, $602,000 has been reclassified as assets held for sale in the October 31, 2006 and January 31, 2006 balance sheets, respectively. The estimated cost of the sale is approximately $189,000. The operations of this location have been identified as a component as defined in FAS Statement No. 144 - Accounting for the Impairment of Disposal of Long-Lived Assets (as amended). Accordingly, the results of operations ($6,000) and ($10,000) for the three months ended October 31, 2006 and 2005, respectively, and ($35,000) and ($49,000) for the nine months ended October 31, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net the related income tax benefit.

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

Overview

The following is a discussion of the financial condition and results of operations of the Company as of and for the periods ended October 31, 2006 and 2005. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K/A for fiscal year ended January 31, 2006.

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

The Company wholesales gasoline to three independent third party locations. The wholesale gasoline does not meet the operating segment definition criteria of paragraph 10(b) of FAS 131 as the Company does not review wholesale gasoline operating results for decision making about resource allocation. Therefore, wholesale gasoline sales have been aggregated with the Company’s business activities.

The discussion of results of operations, which follows, compares such selected operating data for the interim periods presented.

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three months and nine months ended October 31, 2006 and 2005 (unaudited and amounts in thousands):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Selected Statement of Operations Data:
(in thousands, except per share data)
Gross sales	$6,910	$5,895	$21,914	$18,578
Net income (loss)	$(7)	$44	$373	$495
Earnings per share, continuing operations	$0.006	$0.015	$0.108	$0.130
Earnings (loss) per share, discontinued operations	$(0.008)	$(0.005)	$(0.027)	$(0.022)
Earnings (loss) per share, net income	$(0.002)	$.010	$0.081	$0.108

Index

BOWLIN TRAVEL CENTERS, INC.

Comparison of the Three Months Ended October 31, 2006 and October 31, 2005

Gross sales from continuing operations at the Company’s travel centers increased by 17.2% to $6.910 million for the three months ended October 31, 2006, from $5.895 million for the three months ended October 31, 2005. Merchandise sales increased 1.0% to $2.213 million for the three months ended October 31, 2006, from $2.192 million for the three months ended October 31, 2005. The increase is primarily due to an increase in fireworks sales as the bans in New Mexico due to drought conditions were lifted, an increase in t-shirt sales and an increase in convenience store sales partially offset by a decrease in general merchandise sales. Retail gasoline sales decreased 10.2% to $2.371 million for the three months ended October 31, 2006, from $2.641 million for the same period in 2005. The decrease is due to a decrease in gallons sold of approximately 93,000 gallons. The average gallon of gasoline retailed for $2.86 for both the three months ended October 31, 2006 and October 31, 2005. Restaurant sales increased 2.8% to $560,000 for the three months ended October 31, 2006, from $545,000 for the three months ended October 31, 2005. The increase is primarily due to an increase in retail prices. Wholesale gasoline sales to independent retailers increased 241.6% to $1.766 million for the three months ended October 31, 2006, from $517,000 for the three months ended October 31, 2005. The increase is primarily due to the addition of two independent wholesale locations during the three months ended October 31, 2006. The third independent wholesale location de-branded at the beginning of the Company’s third quarter.

Cost of goods sold for continuing operations increased 22.4% to $4.728 million for the three months ended October 31, 2006, from $3.864 million for the three months ended October 31, 2005. Merchandise cost of goods decreased 22.5% to $658,000 for the three months ended October 31, 2006, from $849,000 for the three months ended October 31, 2005. The decrease is related to adjustments of standard markups within certain product categories as a result of discounts the Company receives due to volume purchasing. Retail gasoline cost of goods decreased 7.9% to $2.152 million for the three months ended October 31, 2006, from $2.336 million for the three months ended October 31, 2005. The decrease corresponds to decreases in gallons sold and is partially offset by average decreases in overall market prices during the period. Restaurant cost of goods decreased 8.1% to $159,000 for the three months ended October 31, 2006, from $173,000 for the three months ended October 31, 2005. The decrease is primarily due to better inventory control. Wholesale gasoline cost of goods increased 247.6% to $1.759 million for the three months ended October 31, 2006, from $506,000 for the three months ended October 31, 2005. The increase is primarily due to the addition of two independent wholesale locations during the three months ended October 31, 2006. In addition, the increase in wholesale gasoline cost of goods exceeds the increase in sales due to one wholesale location that had better mark-ups in the prior period that are not present in the current period. Cost of goods sold as a percentage of net revenues increased to 69.0% for the three months ended October 31, 2006, as compared to 66.0% for the three months ended October 31, 2005.

Gross profit from continuing operations increased 6.8% to $2.124 million for the three months ended October 31, 2006, from $1.989 million for the three months ended October 31, 2005. The increase is related to adjustments of the Company’s costs within certain product categories as a result of discounts the Company receives due to volume purchasing.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 8.9% to $1.878 million for the three months ended October 31, 2006, from $1.724 million for the three months ended October 31, 2005. The increase is due to increases in personnel related costs; general repair and maintenance as well as repair and maintenance related to excessive rain that caused excessive weeds and bees, and sign repair and maintenance partially offset by decreases in freight as a result of volume purchasing and decreases in health insurance.

Index

BOWLIN TRAVEL CENTERS, INC.

Depreciation and amortization expense for continuing operations increased 3.7% to $195,000 for the three months ended October 31, 2006, from $188,000 for the three months ended October 31, 2005. The increase is associated with certain asset additions in the third quarter offset by some assets becoming fully depreciated.

The above factors contributed to an overall decrease in operating income from continuing operations of 33.8% to $51,000 for the three months ended October 31, 2006, compared to operating income from continuing operations of $77,000 for the three months ended October 31, 2005.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income increased 58.8% to $27,000 for the three months ended October 31, 2006, compared to interest income of $17,000 for the three months ended October 31, 2005. The increase is due to better interest rates in the current period as well as interest earned on additional notes receivable in the current period that were not present in the prior period. Gains from the sale of assets decreased to $29,000 for the three months ended October 31, 2006 from $75,000 for the three months ended October 31, 2005. The gain of $29,000 for the three months ended October 31, 2006 is due to the sale of vehicles and equipment, as well as installment payments received related to notes receivable that include deferred gains. The gain of $75,000 for the three months ended October 31, 2005 is due to the sale of equipment due to the early termination of one independent wholesale contract, equipment and installment payments received related to notes receivable that include deferred gains. Rental income was $44,000 for the three months ended October 31, 2006 compared to $42,000 for the three months ended October 31, 2005. Interest expense increased 3.5% to $89,000 for the three months ended October 31, 2006, from $86,000 for the three months ended October 31, 2005. The increase is primarily due to increases in interest rates.

Income from continuing operations before income taxes decreased 50.4% to $62,000 for the three months ended October 31, 2006, compared to income before income taxes of $125,000 for the three months ended October 31, 2005. As a percentage of net revenues, income before income taxes was 0.90% for the three months ended October 31, 2006, compared to 2.14% for the three months ended October 31, 2005.

Income tax expense for continuing operations decreased 38.2% to $34,000 for the three months ended October 31, 2006, compared to income tax expense for continuing operations of $55,000 for the three months ended October 31, 2005. The decrease is a result of lower income from continuing operations before income taxes. In addition, income tax expense in the current period was impacted by permanent tax deductions that increased income tax expense in relation to income from continuing operations.

The foregoing factors contributed to income from continuing operations of $28,000 for the three months ended October 31, 2006, compared to net income from continuing operations of $70,000 for the three months ended October 31, 2005.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has a purchase agreement from Maxwell & Associates Real Estate Holdings, LLC and letter of intent from the Pueblo of Laguna. There was a loss of $62,000 for discontinued operations for the three months ended October 31, 2006 compared to a loss of $45,000 for the three months ended October 31, 2005. There is an income tax benefit of $27,000 for the three months ended October 31, 2006 compared to an income tax benefit of $19,000 for the three months ended October 31, 2005. The net loss from discontinued operations for the three months ended October 31, 2006 is $35,000 compared to a net loss from discontinued operations for the three months ended October 31, 2005 of $26,000.

The foregoing factors contributed to a net loss for the three months ended October 31, 2006 of $7,000 compared to net income of $44,000 for the three months ended October 31, 2005.

Index

BOWLIN TRAVEL CENTERS, INC.

Comparison of the Nine Months Ended October 31, 2006 and October 31, 2005

Gross sales from continuing operations at the Company’s travel centers increased by 18.0% to $21.914 million for the nine months ended October 31, 2006, from $18.578 million for the nine months ended October 31, 2005. Merchandise sales decreased 2.0% to $7.587 million for the nine months ended October 31, 2006, from $7.745 million for the nine months ended October 31, 2005. The decrease is primarily due to decreases in fireworks sales of as a result of bans in New Mexico due to summertime drought conditions, general merchandise and cigarette sales partially offset by increases in t-shirt sales and convenience store sales. Retail gasoline sales increased 4.4% to $7.775 million for the nine months ended October 31, 2006, from $7.446 million for the same period in 2005. The decrease is due to a decrease in gallons sold of approximately 318,000 gallons, partially offset by market price increases as the average gallon of gasoline retailed for $2.91 for the nine months ended October 31, 2006, compared to $2.50 for the nine months ended October 31, 2005. Restaurant sales increased 2.7% to $1.915 million for the nine months ended October 31, 2006, from $1.864 million for the nine months ended October 31, 2005. The increase is primarily due to adjustments of retail prices. Wholesale gasoline sales to independent retailers increased 204.5% to $4.637 million for the nine months ended October 31, 2006, from $1.523 million for the nine months ended October 31, 2005. The increase is primarily due to the addition of three independent wholesale locations during the nine months ended October 31, 2006.

Cost of goods sold for continuing operations increased 25.8% to $14.714 million for the nine months ended October 31, 2006, from $11.697 million for the nine months ended October 31, 2005. Merchandise cost of goods decreased 13.0% to $2.612 million for the nine months ended October 31, 2006, from $3.001 million for the nine months ended October 31, 2005. The decrease is related to the decrease in sales as well as adjustments of standard markups within certain product categories that the Company gets as a result of volume purchasing. Retail gasoline cost of goods increased 5.0% to $6.950 million for the nine months ended October 31, 2006, from $6.621 million for the nine months ended October 31, 2005. The decrease corresponds to decreases in gallons sold, partially offset by increases in market prices. Restaurant cost of goods decreased 8.2% to $535,000 for the nine months ended October 31, 2006, from $583,000 for the nine months ended October 31, 2005. The decrease is primarily due to better inventory control. Wholesale gasoline cost of goods increased 209.5% to $4.617 million for the nine months ended October 31, 2006, from $1.492 million for the nine months ended October 31, 2005. The increase is primarily due to the addition of three independent wholesale locations during the nine months ended October 31, 2006. In addition, the increase in wholesale gasoline cost of goods exceeds the increase in sales due to one wholesale location that had better mark-ups in the prior period that were not present in the current period. Cost of goods sold as a percentage of net revenues increased to 67.7% for the nine months ended October 31, 2006, as compared to 63.5% for the nine months ended October 31, 2005.

Gross profit from continuing operations increased 4.4% to $7.031 million for the nine months ended October 31, 2006, from $6.735 million for the nine months ended October 31, 2005. The increase corresponds to adjustments of the Company’s costs within certain product categories that the Company gets as a result of volume purchasing.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 4.0% to $5.614 million for the nine months ended October 31, 2006, from $5.400 million for the nine months ended October 31, 2005. The increase is due to sign repairs and maintenance, general repair and maintenance as well as repair and maintenance related to excessive rain that caused excessive weeds and bees and personnel related costs offset by decreases in freight as a result of volume purchasing and decreases in health insurance.

Depreciation and amortization expense for continuing operations increased 1.8% to $575,000 for the nine months ended October 31, 2006, from $565,000 for the nine months ended October 31, 2005. The increase is associated with certain asset additions in the third quarter offset by some assets becoming fully depreciated.

Index

BOWLIN TRAVEL CENTERS, INC.

The above factors contributed to an overall increase in income from continuing operations of 9.4% to $842,000 for the nine months ended October 31, 2006, compared to operating income of $770,000 for the nine months ended October 31, 2005.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income increased 42.2% to $64,000 for the nine months ended October 31, 2006, compared to interest income of $45,000 for the nine months ended October 31, 2005. The increase is due to better interest rates in the current period as well as interest earned on additional notes receivable in the current period that were not present in the prior period. Gains from the sale of assets decreased to $35,000 for the nine months ended October 31, 2006 from $281,000 for the nine months ended October 31, 2005. The gain of $35,000 for the nine months ended October 31, 2006 is due to the sale of vehicles and equipment as well as installment payments received related to notes receivable that include deferred gains. The gain of $281,000 for the nine months ended October 31, 2005 is due to a balloon payment related to a note receivable that included a deferred gain, equipment, sale of equipment related to the early termination of one independent wholesale contract and installment payments received related to notes receivable that include deferred gains. Miscellaneous income of $24,000 was for the sale of fill dirt to a construction company working in southern New Mexico during the nine months ended October 31, 2006. There is no miscellaneous income for the nine months ended October 31, 2005. Rental income was $132,000 for the nine months ended October 31, 2006 compared to $128,000 for the nine months ended October 31, 2005. Interest expense increased 8.6% to $264,000 for the nine months ended October 31, 2006, from $243,000 for the nine months ended October 31, 2005. The increase is primarily due to increases in interest rates.

Income from continuing operations before income taxes decreased 15.1% to $833,000 for the nine months ended October 31, 2006, compared to income from continuing operation before income taxes of $981,000 for the nine months ended October 31, 2005. As a percentage of net revenues, income before income taxes was 3.8% for the nine months ended October 31, 2006, compared to 5.3% for the nine months ended October 31, 2005.

Income tax expense for continuing operations decreased 13.2% to $336,000 for the nine months ended October 31, 2006, compared to an income tax expense for continuing operations of $387,000 for the nine months ended October 31, 2005. The decrease is a result of lower income from continuing operations before income taxes.

The foregoing factors contributed to income from continuing operations of $497,000 for the nine months ended October 31, 2006, compared to net income from continuing operations of $594,000 for the nine months ended October 31, 2005.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has a purchase agreement from Maxwell & Associates Real Estate Holdings, LLC and letter of intent from the Pueblo of Laguna. There was a loss of $208,000 for discontinued operations for the nine months October 31, 2006 compared to a loss of $164,000 for the nine months ended October 31, 2005. There is an income tax benefit of $84,000 for the nine months ended October 31, 2006 compared to an income tax benefit of $65,000 for the nine months ended October 31, 2005. The net loss from discontinued operations for the nine months ended October 31, 2006 was $124,000 compared to a net loss from discontinued operations for the nine months ended October 31, 2005 of $99,000.

The foregoing factors contributed to net income for the nine months ended October 31, 2006 of $373,000 compared to a net income of $495,000 for the nine months ended October 31, 2005.

Index

BOWLIN TRAVEL CENTERS, INC.

Liquidity and Capital Resources

At October 31, 2006, the Company had working capital of $4.805 million compared to working capital of $4.478 million at January 31, 2006 (“working capital” is the excess of total current assets over total current liabilities). At October 31, 2006, the Company had a current ratio of 3.2:1; compared to a current ratio of 3.1:1 as of January 31, 2006 (“current ratio” is the ratio of current assets to current liabilities). The increase in working capital is due to an increase in cash of $190,000, an increase in accounts receivable of $84,000, an increase in inventory of $152,000, an increase in interest receivable of $8,000, an increase in income taxes of $2,000, an increase in prepaid expenses of $7,000 and an increase in notes receivable of $46,000, a decrease in the current portion of long-term debt of $317,000, a decrease in accrued liabilities of $67,000, a decrease in deferred revenue of $45,000 offset by a decrease in marketable securities of $101,000, a decrease in deferred tax assets of $12,000, and an increase in accounts payable of $478,000. The increase in cash is due to higher cash balances at the end of October 31, 2006 as a result sales increases that contributed to net income, and cash received related to the Company’s wholesale gasoline sales. The increase in accounts receivable is due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales. The increase in inventory is due to increases at the Company’s central warehouse as well as gold and handmade jewelry purchases received in the Company’s central vault as of October 31, 2006 in preparation for Thanksgiving weekend as well as Christmas, that have not yet been transferred to the retail locations. The increase in income taxes and the decrease in deferred tax assets is a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases. The increase in prepaid expenses is due to an increase in prepaid insurance offset by prepaid rent. The increase in notes receivable and interest receivable is due to the new notes receivable related to land sales. The decrease in the current portion of long-term debt is due to normal scheduled payments that have decreased due to changes in terms agreements with the Company’s primary lender, Bank of the West. The changes in terms modified the Company’s interest rates from a variable rate of interest to a fixed rate. The decrease in accrued liabilities is due to decreases in salaries and wages, as discretionary bonuses were accrued through January 31, 2006 to be paid the following fiscal year, partially offset by an increase in accrued vacation payable related to higher employee retention. The decrease in deferred revenue is a result of the end of a two-year brand incentive program for four locations branded ExxonMobil begun in fiscal year 2004 partially offset by outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2006. The decrease in marketable securities is due to the renewal of brokered certificates of deposit with three month rather than sic month maturities. The increase in accounts payable is due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales. In addition, the third quarter represents the end of the summer causing payables to generally be higher than at January 31, 2006.

The Company’s travel center operations are subject to seasonal fluctuations. The third quarter of the fiscal year is not as strong due to the end of summer. Through out the Company’s fiscal year, revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in period of increased or decreased cash flow as well as increased or decreased net income.

Net cash provided by operating activities was $1.086 million for the nine months ended October 31, 2006, compared to $923,000 for the nine months ended October 31, 2005. Net cash provided by operating activities for the nine months ended October 31, 2006 is primarily attributable to net income of $373,000 adjusted for depreciation and amortization expense of $660,000 and changes in operating assets and liabilities of $121,000 offset by a decrease in deferred income taxes of $45,000 and the gain on sale of assets of $35,000. Net cash provided by operating activities for the nine months ended October 31, 2005 was primarily attributable to net income of $495,000 adjusted for depreciation and amortization expense of $663,000 and changes in operating assets and liabilities of $87,000 offset by a decrease in deferred income taxes of $62,000 and the gain on sales of assets of $281,000.

Index

BOWLIN TRAVEL CENTERS, INC.

Net cash used in investing activities for the nine months ended October 31, 2006 was $658,000 primarily consisting of $602,000 which was used for purchases of property and equipment and notes receivable, net of $190,000 partially offset by the proceeds from the sale of property and equipment of $142,000. Net cash provided by investing activities for the nine months ended October 31, 2005 was $68,000 primarily consisting of proceeds of $451,000 from the sale of assets and proceeds of $53,000 from net notes receivable partially offset by $445,000 used for purchases of property and equipment.

Net cash used by financing activities for the nine months ended October 31, 2006 was $339,000, which consisted of payments on long-term debt. For the nine months ended October 31, 2005, net cash used in financing activities was $404,000 which consisted of payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline. During the quarter ended October 31, 2006, retail gasoline sales accounted for approximately 40.0% of the Company’s gross sales. To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities. It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company changed its terms in agreements with its primary lender Bank of the West. The change in terms agreements locks in an interest rate of 7.26% for five years on $4.916 million of the Company’s total debt eliminating the Company’s risk to rising interest rates.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weaknesses in the control environment related to general merchandise inventory at the Company’s twelve retail locations and that the related disclosure controls and procedures are ineffective. The Company uses estimates throughout the year that are based on standard markups within defined categories to record cost of goods. The Company historically counts physical inventory at each location at the end of each fiscal year. During the third quarter ended October 31, 2006, the Company took interim physical inventories at its retail locations. Variances between the estimates used and physical counts were accounted for at the end of the third quarter. In addition, the Company will adjust its standard markups within defined categories based on the interim inventory.

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.585 million or 42.2% of the Company’s total inventory. Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur. Therefore, the balance in the warehouse inventory account represents the ending inventory amount and management has concluded there is no weakness related to the warehouse inventory. The warehouse inventory balance at the end of the Company’s third quarter was approximately $1.153 million or 30.7% of the Company’s total inventory. Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical count was reconciled to the Company’s records; therefore management has concluded there are no weaknesses related to these inventories. Gasoline, Dairy Queen food, and jewelry inventories were approximately $1.020 million or 27.1% of the Company’s total inventory.

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

Index

BOWLIN TRAVEL CENTERS, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. There were no material changes from the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

Exhibit 10.42 - Change in terms agreements with Bank of the West, dated September 29, 2006, by and between Bowlin Travel Centers, Inc., and Bank of the West.

Exhibit 10.43 - Retail Supply Agreement, dated November 1, 2006, by and between Jackson Oil, a division of Jacksons Food Stores, Inc. and Bowlin Travel Centers, Inc.

Exhibit 10.44 - Purchase agreement, dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and Maxwell & Associates Real Estate Holdings, LLC for property, fixtures and equipment located in Edgewood, New Mexico.

Exhibit 10.45 - Letter of intent, dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and the Pueblo of Laguna to purchase property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.

Index

BOWLIN TRAVEL CENTERS, INC.

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

Dated: December 14, 2006	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer