Form 10-K
period 2007-01-31
BOWLIN TRAVEL CENTERS INC
filed 2007-04-27
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NO. 000-31701

Bowlin Travel Centers, Inc.
(Name of the registrant as specified in its charter)

NEVADA	85-0473277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 LOUISIANA NE, ALBUQUERQUE, NM	87108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 505-266-5985

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

NONE
(Title of class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value	OTC.BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at July 31, 2006 was $2,929,405.

The number of shares of Common Stock, $.001 par value, outstanding as of April 27, 2007:   4,583,348

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

Company Overview

The Company operates travel centers dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States. The Company’s tradition of serving the public dates back to 1912, when the founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. Bowlin Travel Centers currently operates twelve full-service travel centers along interstate highways in Arizona and New Mexico. Two of the Company’s travel centers are held for sale; one of the Company’s travel centers has a letter of intent with the Pueblo of Laguna and is scheduled to close on April 30, 2007 (see “Recent Developments” and “Subsequent Events” for further information). The Company advertises its travel centers through a network of approximately 300 outdoor advertising display faces. The Company’s travel centers offer brand name food, gasoline and a variety of unique Southwestern merchandise to the traveling public.

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

Recent Developments

On February 1, 2006, the Company began wholesaling gasoline to three new independent wholesale locations. Two of the independent wholesalers will sell ExxonMobil petroleum products. The other independent wholesaler will sell CITGO petroleum products. All three contracts with these sholesalers have a five-year term beginning February 1, 2006. All of the contracts can terminate subject to the occurrence of certain events including bankruptcy or breach of the agreement, or termination by ExxonMobil or CITGO of their petroleum marketing activities in the Company’s distribution area or with a 30 day notification to the Company. The terms of the contracts require the three independent wholesalers to purchase a maximum gallon quantity of 105% of the preceding calendar year’s gallons purchased. There are no minimum gallon quantity requirements for any of the three contracts. The Company has entered into a retail supply agreement with Arizona Fuel Distributors which will replace CITGO. See “Subsequent Events” for further information.

At the beginning of the Company’s third quarter, the independent CITGO wholesaler de-branded; therefore, the Company no longer wholesales to this location. The potential loss of income to the Company for fiscal year ending January 31, 2007 is approximately $3,000.

On August 15, 2006, the Company entered into promissory note with C. C. Bess in the amount of $53,000. The promissory note has a stated rate of interest of 8.5% and is payable in monthly installments of $680 for five years.

On August 15, 2006, the Company sold vacant land located south of Las Cruces, New Mexico to Larjon, LLC for $26,500 cash and a note receivable of $108,500. The note receivable has a stated rate of interest of 9.0% and is payable in quarterly installments of $6,797 for five years. The property sold had a carrying value of $104,000 and the costs incurred to sell the land were $630. The gain on the sale of the land was $30,370 of which $5,961 was recognized initially and $24,409 was deferred. In accordance with FAS 66, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, paragraph 54). Therefore, the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On August 15, 2006, the Company sold two lots of vacant land located south of Las Cruces, New Mexico to Teak, LLC for $26,500 cash and two notes receivable of $54,250 each. Both notes receivable have a stated rate of interest of 9.0% and both are payable in quarterly installments of $3,398 for five years. The property sold had a carrying value of $96,530 and the costs incurred to sell the land were $844. The gain on the sale of the land was $37,626 of which $7,386 was recognized initially and $30,240 was deferred. In accordance with FAS 66, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, paragraph 54). Therefore, the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On September 29, 2006, the Company changed the terms of its agreements with its primary lender, Bank of the West. The agreements modified the Company’s $4,870,101 debt with Bank of the West from a variable rate of interest to a variable rate of interest subject to annual adjustment every five years, currently set at 7.26% for the next five years. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the present value of the cash flows under the terms of the modified debt was less than 10% from the present value of the remaining cash flows under the terms of the original debt. Therefore, the modification of terms was not considered substantially different and there was no debt extinguishment.

On October 10, 2006, the Company entered into a second addendum to a lease by and between the Company and Michele Prince, Successor Trustee of the Janet H. Prince Revocable Trust U/T/A dated May 5, 1994 (the “Owner”). The original term of the lease was twenty-six (26) years, commencing on August 1, 1986 and ending on July 31, 2012. On December 1, 2002, there was an addendum to the lease granting the Company an exclusive, irrevocable option and right of purchase of the leased premises for $100,000 paid to the Owner immediately and purchase price of $700,000. The option and right of purchase of the leased premises expires on or before April 30, 2012. The second addendum specifies that the Owner may exercise the option at any time prior to the expiration of the option term. In addition, the Company paid the Owner $100,000 and the Owner agreed to reduce the purchase price to $600,000 and advance the Company’s option date to April 30, 2011.

On November 1, 2006, the Company entered into a retail supply agreement with Jackson Oil, a division of Jacksons Food Stores, Inc. to purchase ChevronTexaco brand fuels for the Company’s three Arizona retail locations. The agreement was terminated January 10, 2007. The Company has entered into a retail supply agreement with Arizona Fuel Distributors which will replace Jackson Oil. See “Subsequent Events” for further information.

During the fourth quarter of the Company’s fiscal year 2007, property, fixtures and equipment located 4 miles north of Alamogordo were listed for sale and therefore have been identified as a component as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets (as amended). The carrying value of the property, fixtures and equipment of approximately $667,000 and $677,000 have been reclassified as assets held for sale in the January 31, 2007 and January 31, 2006 balance sheets, respectively. The results of operations of ($28,517), ($17,128) and ($31,072) for the twelve months ended January 31, 2007, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

Subsequent Events

On November 27, 2006, the Company entered into a purchase agreement with Maxwell & Associates Real Estate Holdings, LLC to sell property, fixtures and equipment located in Edgewood, New Mexico. The contract sales price is $1,300,000 including a $25,000 earnest deposit. Closing was scheduled on or before January 30, 2007. Closing was extended until February 20, 2007. The extension date expired and the $25,000 earnest deposit was advanced to the Company. The property, fixtures and equipment remain for sale and therefore has been identified as a component as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets (as amended). The carrying value of the property, fixtures and equipment of approximately $499,000 and $521,000 have been reclassified as assets held for sale in the January 31, 2007 and January 31, 2006 balance sheets, respectively. The results of operations of ($119,148), ($89,596) and ($80,882) for the twelve months ended January 31, 2007, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

On November 27, 2006, the Company entered into a letter of intent with the Pueblo of Laguna to sell property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit. The letter of intent sales price is $2,500,000 including a $100,000 earnest deposit. Closing was scheduled on or before January 30, 2007. Closing has been extended to April 30, 2007. The Company expects a gain on the sale of approximately $900,000. The carrying value of the property, fixtures and equipment of approximately $1,393,000 and the related debt, $549,000 and $1,466,000 and the related debt, $602,000 have been reclassified as assets held for sale in the January 31, 2007 and January 31, 2006 balance sheets, respectively. The estimated cost of the sale is approximately $207,000. The operations of this location have been identified as a component as defined in FAS Statement No. 144 - Accounting for the Impairment of Disposal of Long-Lived Assets (as amended). Accordingly, the results of operations ($56,226), ($82,439) and ($108,691) for the twelve months ended January 31, 2007, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net the related income tax benefit.

The Company entered into a retail supply agreement with Arizona Fuel Distributors, L.L.C. to purchase Mobil and Shell brand fuels for the Company’s three Arizona retail locations. The retail supply agreement for Mobil brand fuels is for a period of ten years beginning on March 20, 2007 and shall continue on a month to month basis until terminated by the Company. The Company may terminate the agreement after the term has expiried by giving thirty days advance written notice to Arizona Fuel Distributors, L.L.C. The retail agreement for Shell brand fuels is for a period of ten years beginning on March 20, 2007 and shall continue on a month to month basis until a new agreement is executed or Arizona Fuel Distributors, L.L.C. terminates or does not renew the agreement in accordance with applicable law. There are no minimum or maximum gallons purchase requirements for the Company. The Company’s CITGO distribution agreement that the three Arizona retail locations operate under ends March 31, 2007 as CITGO terminated its petroleum marketing activities in the Company’s distribution area.

On March 31, 2007 the distribution franchise agreement with CITGO was mutually cancelled in compliance with the provisions of the Petroleum Marketing Practices Act. CITGO terminated its petroleum marketing activities in the Company’s distribution area.

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

The Company’s travel centers offer brand name gasoline such as ExxonMobil and CITGO. The Company is an authorized distributor of ExxonMobil and CITGO petroleum products. Seven of the Company’s New Mexico locations are ExxonMobil stations, one of the Company’s New Mexico locations is a CITGO station and three of its Arizona locations are CITGO stations. At this time, one of the Company’s New Mexico locations does not offer gasoline. The Company’s CITGO distribution agreement for the four retail locations ends March 31, 2007 as CITGO terminated its petroleum marketing activities in the Company’s distribution area. As of March 20, 2007, one of the Arizona stores has been re-branded Mobil and two of the Arizona stores have re-branded Shell as a result of the Company entering into a retail supply agreement with Arizona Fuel Distributors, L.L.C. As of January 31, 2007, the New Mexico CITGO location discontinued gasoline sales.

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

Growth Strategy

Travel Centers

The Company is committed to developing its travel center operations by evaluating the performance of each location. Locations that consistently under perform are identified and strategies are prepared to appropriately deal with poor performing travel centers. In addition, the Company intends to explore the possibilities of acquiring or building additional travel centers.

The Company believes that the co-branding concept implemented at its travel centers has resulted in increased revenues, and intends to pursue opportunities to acquire rights to additional brand name products, primarily brand name food.

The Company intends to continue to offer high quality brand name food and products in a clean, safe environment designed to appeal to travelers on interstate highways.

The Company intends to continue to increase sales at existing locations through ongoing renovation and upgrading of facilities, including gasoline sales by focusing on the marketing of ExxonMobil and Shell gasoline brands through its travel center outlets.

Gasoline Wholesaling

The Company has been wholesaling gasoline since 1997. Since 1997, revenues from wholesaling gasoline have accounted for an average of approximately 8.9% of gross revenues. Other than purchasing gas for retail sales through its travel centers, during the fiscal year ended January 31, 2007, the Company had three independent ExxonMobil wholesale customers and one independent CITGO wholesale customer. At the beginning of the Company’s third quarter, the independent CITGO wholesale customer debranded; therefore the Company no longer wholesales to this location. The Company anticipates expanding its current level of gasoline wholesaling and is marketing its wholesaling business. See “Business Operations - Gasoline Wholesaling”.

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

The Company’s terms of its agreements with Dairy Queen obligate the Company to pay a franchise royalty and in some instances a promotion fee, each equal to a percentage of gross sales revenues from products sold, as well as comply with certain provisions governing the operation of the franchised stores. The Company is obligated to pay Dairy Queen franchise fees of 4.0% and advertising fees of 2.25% of its sales of their products in New Mexico. In Arizona, the Company is obligated to pay Dairy Queen franchise fees of 4.0% of its sales of their products and advertising fees of 2.25% of its sales products not to exceed the maximum of $15,000.

The Company currently operates five Dairy Queens at its travel centers. It has individual franchise agreements for each Dairy Queen operated at the travel centers. None of these agreements are exclusive nor do they prevent the Company from entering into agreements with other food franchisors. Several of the agreements have different termination provisions and are effective for different terms. Under three of the Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years plus an additional 5 years per an extension agreement dated June 29, 1987. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that it is in breach of the agreement and Dairy Queen has not cured that breach within thirty days of our notice. Dairy Queen may terminate either of these agreements if it delivers notice to the Company that it is in breach of the agreement and it does not cure that breach within 14 days of that notice.

The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance. Periodic improvements typically include new awnings and facings, new signage and enhanced lighting, furnishings, buildings and parking lot improvements.

The Company is an authorized ExxonMobil and CITGO distributor. The Company sells ExxonMobil gasoline at seven of its New Mexico travel centers, and CITGO gasoline at three of its Arizona travel centers and one New Mexico location. One of the Company’s New Mexico locations does not offer gasoline. The Company’s CITGO distribution agreement for the three Arizona retail locations ends March 31, 2007, as CITGO terminated its petroleum marketing activities in the Company’s distribution area. As of March 20, 2007, one of the Arizona stores has re-branded Mobil and two of the Arizona stores have re-branded Shell as a result of the Company entering into a retail supply agreement with Arizona Fuel Distributors, L.L.C. As of January 31, 2007, the New Mexico CITGO location discontinued gasoline sales.

The fact that the Company is an authorized ExxonMobil, and was an authorized CITGO distributor through March 31, 2007, has significance in the Company’s industry. The Company’s CITGO distribution agreement ends March 31, 2007 as CITGO terminated its petroleum marketing activities in the Company’s distribution area. As licensed distributors for ExxonMobil and CITGO during the past fiscal year, the Company purchased gasoline directly from ExxonMobil and CITGO as direct marketers at the lowest wholesale prices they offer. Prior to becoming a licensed distributor, the Company purchased gasoline through other distributors, paying a distributor’s markup price. This required the Company to negotiate and enter into agreements with other distributors to try to purchase gasoline at the lowest possible price. The ExxonMobil and CITGO distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from these suppliers. The Company has entered into a retail supply agreement to replace the CITGO brand with Arizona Fuel Distributors, L.L.C. and as a result of purchasing gasoline, will pay a distributor’s markup price of $0.015 cents per gallon purchased.

The ExxonMobil distribution agreement had a five-year term beginning September 1, 2005, and expiring October 31, 2010. The CITGO distribution agreement has an initial three-year term beginning February 1, 2001 and expiring January 31, 2004, and automatically renewed for a three-year term through 2007. ExxonMobil’s and CITGO’s ability to terminate or refuse to renew the agreement is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company’s distribution area. CITGO has terminated its petroleum marketing activities in the Company’s distribution area effective March 31, 2007. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

The Company’s agreements with ExxonMobil, and CITGO through March 31, 2007, do not prohibit it from entering into similar arrangements with other petroleum companies. The terms of the distribution agreements require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers. For fiscal year ending January 31, 2007, the amount of required CITGO gasoline purchases ranged from a low of 126,000 gallons to a high of 280,500 gallons per month. The amount of required ExxonMobil gasoline purchases is a minimum of three million gallons per year. For ExxonMobil, the maximum monthly volume for the current month is the greater of actual volume in the prior month or the actual volume in the current month of the prior year. The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts. During the term of the prior of the ExxonMobil distribution agreement, purchases of ExxonMobil met the minimum quantities for contract years ended March 31, 2004 and March 31, 2005. The ExxonMobil agreement was renewed for a term beginning on September 1, 2005 and ending on August 31, 2010. During the term of the current ExxonMobil distribution agreement, purchases met the minimum quantities. The Company is on target to meet its required three million gallons for the contract year ending August 31, 2007. Since the effective date of the CITGO agreement, purchases did not meet the minimum quantities for the first three years, met the minimum quantities for contract year ended January 31, 2005, but have not met the minimum quantities for contract years ended January 31, 2006 and January 31, 2007. There are no penalties associated with not meeting the minimum quantities for ExxonMobil or CITGO. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

In addition to the requirement to purchase minimum amounts under the ExxonMobil and CITGO distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

Gasoline Wholesaling

On February 1, 2006, the Company began wholesaling gasoline to three new independent wholesale locations. Two of the independent wholesalers will sell ExxonMobil petroleum products. The other independent wholesaler will sell CITGO petroleum products. All three contracts have a five-year term beginning February 1, 2006. All of the contracts with the wholesalers can terminate subject to the occurrence of certain events including bankruptcy or breach of the agreement, or termination by ExxonMobil or CITGO of its peteroleum marketing activities in the Company’s distribution area or with a 30 day notification to the Company. The terms of the contracts require the three independent wholesalers to purchase a maximum gallon quantity of 105% of the preceding calendar year gallons purchased. There are no minimum gallon quantity requirements for any of the three contracts.

At the beginning of the Company’s third quarter, the independent CITGO wholesale customer debranded; therefore the Company no longer wholesales to this location.

The Company has an existing independent ExxonMobil wholesale location.

Over the past five years, wholesaling of gasoline has accounted for, on average, approximately 11.6% of overall revenues. The Company anticipates expanding its current level of gasoline wholesaling and is marketing its wholesaling business. Below is a table that shows the revenues generated from gasoline wholesaling, total revenues for the periods reflected, and the percentage total of overall revenues attributable to gasoline wholesaling.

Gasoline wholesaling revenues as a percentage of Gross Revenues from continuintg operatons (unaudited):

Fiscal Year Ended January 31,	Gross Revenues from Continuing Operations	Revenue from Gasoline Wholesaling	Percentage of Gross Revenues attributable to Gasoline Wholesaling
2003	$18,859,000	$2,126,000	11.27%
2004	$19,337,000	$1,789,000	9.25%
2005	$20,336,000	$1,754,000	8.63%
2006	$23,442,000	$1,636,000	6.98%
2007	$27,973,000	$6,049,000	21.6%

The increase in the percentage of gross revenues attributable to gasoline wholesaling is attributable to the three new independent wholesale locations with one of the independent wholesale locations debranding at the beginning of the Company’s third quarter (see “Recent Developments” and “Gasoline Wholesaling” for further information).

The cost of goods sold as a percentage of gross revenues for gasoline wholesaling is approximately 99.6%.

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

Employees

As of January 31, 2007, the Company had approximately 134 full-time and 20 part-time employees; 42 were located in Arizona, 112 were located in New Mexico. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

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

The Company anticipates that in the next twelve months the regulating agencies will develop regulations for above ground storage of fuel and anticipate that because of its expenditures and compliance, ongoing costs for compliance should be approximately $3,000.

Trademarks

The Company operates its travel centers under a number of its own trademarks such as The Thing, Butterfield Station and Bowlin’s Running Indian, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, ExxonMobil and CITGO trademarks. The Company’s right to use the trademarks Dairy Queen, Dairy Queen/Brazier, ExxonMobil and CITGO are derived from the agreements entered into with these companies, and these rights expire when those agreements expire or are terminated. The Company’s CITGO distribution agreement ends March 31, 2007, as CITGO terminated its petroleum marketing activities in the Company’s distribution area. The Company has a Federal trademark for “BOWLIN” that is effective through 2008. All other rights to trade names that the Company uses in its operations are protected through common law or state rights granted through a registration process. The Company believes that its trademark rights will not materially limit competition with its travel centers. The Company also believes that, other than its Federal trademark for “BOWLIN”, none of the trademarks owned are material to overall business; however, the loss of one or more of our licensed trademarks could have an adverse effect.

Trademark / Trade Name	Where Registered	Expiration of Registration
BOWLIN	United States Patent and Trademark Office	October 27, 2008
Bowlin’s Running Indian	New Mexico	March 30, 2014
Bowlin Travel Centers	Arizona	April 24, 2011

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

The ExxonMobil distribution agreement has a five-year term beginning September 1, 2005 and expiring October 31, 2010. The CITGO distribution agreement has an initial three-year term beginning February 2, 2001 and expiring January 31, 2004, and automatically renews for a three-year term through 2007. ExxonMobil’s and CITGO’s ability to terminate or refuse to renew the agreement with the Company is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which includes bankruptcy, or breach of the agreement by the Company, or termination by ExxonMobil or CITGO of its petroleum marketing activities in the Company’s distribution area. ExxonMobil and CITGO may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act. The Company’s CITGO distribution agreement ends March 31, 2007, as CITGO terminated its petroleum marketing activities in the Company’s distribution area.

Under three of the Company’s Dairy Queen agreements, the term continues until the Company elects to terminate it with 60 days prior written notice, or if the Company or Dairy Queen elect to terminate the agreement because the other has breached the agreement and has not cured that breach within 14 days of notice of the breach. The other two Dairy Queen agreements are for specific terms. One of those Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the other, entered into on November 18, 1986, is for a term of 20 years plus an additional 5 years per an extension agreement dated June 29, 1987. The Company may not terminate either of these agreements unless it gives notice to Dairy Queen that they are in breach of the agreement and Dairy Queen has not cured that breach within thirty days of notice. Dairy Queen may terminate either of these agreements if they deliver notice to the Company that it is in breach of the agreement and does not cure that breach within 14 days of that notice.

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

The Company’s travel centers face competition from:

  major and independent oil companies;
  independent service station operators;
  national and independent operators of restaurants, diners and other eating establishments; and
  national and independent operators of convenience stores and other retail outlets.
Some of the Company’s competitors, including major oil companies and convenience store operators, are substantially larger, better capitalized, and have greater name recognition and access to greater resources than the Company does. There can be no assurance that the Company’s travel centers will be able to compete successfully in their respective markets in the future.

The Company’s operating results may fluctuate, which makes results difficult to predict and could have an adverse effect on the Company’s results from period to period.

The Company’s travel center operations are subject to seasonal fluctuations, and revenues may be affected by many factors, including weather, holidays and the price of alternative travel modes.

The Company’s travel center operations are subject to seasonal fluctuations. The first quarter of the Company’s fiscal year is typically the weakest. The second quarter is normally the Company’s strongest due to the summer being the Company’s peak season. The third quarter is not as strong due to the end of summer. The fourth quarter is generally weak but is partially offset by Holiday sales. Therefore, throughout the Company’s fiscal year, revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in periods of decreased cash flow that might cause the Company to use its lending sources, or to secure additional financing, in order to cover expenses during those periods. This could increase the interest expense of the Company’s operations and decrease net income and have a material adverse effect on business and results of operations.

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

As of January 31, 2007, the Company operated twelve travel centers, nine of which are in New Mexico and three of which are in Arizona. The Company owns the real estate and improvements where seven of its travel centers are located, all of which are subject to mortgages. Five of the Company’s existing travel centers are located on real estate that the Company leases from various third parties. These leases have terms ranging from five to thirty-one years, assuming exercise by the Company of all renewal options available under certain leases.

The Company’s principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico. The Company owns its principal office space which is subject to a mortgage. The Company owns a central warehouse and distribution facility occupying approximately 44,000 square feet in Las Cruces, New Mexico which is subject to a mortgage. The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

The following table lists the locations of the Company’s facilities as of the date of this report, the size of such facilities and whether they are leased or owned.

Retail Location, Continuing Operations	Size of Property	Own/ Lease

Akela Flats Trading Post	6,100 sq. ft.	Own
20 miles east of Deming NM on I-10

Bluewater DQ Travel Center	6,500 sq. ft.	Own
10 miles west of Grants NM on I-40

Butterfield Station DQ Travel Center	10,400 sq. ft.	Own
20 miles west of Deming NM on I-10

Continental Divide Trading Post	8,000 sq. ft.	Lease
20 miles east of Lordsburg NM on I-10

Flying C Ranch DQ Travel Center	10,400 sq. ft.	Own
40 miles west of Santa Rosa NM on I-10

Old West Trading Post	8,200 sq. ft.	Lease
15 miles west of Las Cruces NM on I-10

Picacho Peak DQ Travel Center	6,300 sq. ft.	Lease
45 miles west of Tucson AZ on I-10

Picacho Peak Plaza	10,800 sq. ft.	Lease
45 miles west of Tucson AZ on I-10

The Thing DQ Travel Center	9,400 sq. ft.	Lease
17 miles east of Benson AZ on I-10

Retail Location, Discontinued Operations	Size of Property	Own/ Lease

Alamogordo Running Indian Trading Post	3,800 sq. ft.	Own
4 miles north of Alamogordo NM on US70

Rio Puerco Outpost	5,000 sq. ft.	Own
17 miles west of Albuquerque NM on I-40

Edgewood Travel Center	2,800 sq. ft.	Own
I-40 at Edgewood NM Interchange

ITEM 3.	LEGAL PROCEEDINGS

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

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 27, 2007, there were 4,583,348 shares of common stock of Bowlin Travel Centers, Inc. outstanding. There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of Bowlin Travel Centers, Inc. Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol “BWTL”. On April 24, 2007, there were approximately 26 holders of record of the Company’s common stock. The following table sets forth the high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. The Company made no purchases of its equity securities in the fourth quarter of fiscal 2007.

Fiscal Year Ended January 31, 2006	High	Low

Fiscal Quarter Ended 4/30	$1.93	$1.85
Fiscal Quarter Ended 7/31	$2.00	$1.90
Fiscal Quarter Ended 10/31	$2.00	$1.50
Fiscal Quarter Ended 1/31	$1.95	$1.50

Fiscal Year Ended January 31, 2007	High	Low

Fiscal Quarter Ended 4/30	$1.85	$1.51
Fiscal Quarter Ended 7/31	$2.25	$1.60
Fiscal Quarter Ended 10/31	$2.00	$1.59
Fiscal Quarter Ended 1/31	$2.80	$1.60

The Company is authorized to issue up to 10,000,000 shares of common stock, par value $.001 per share, and up to 1,000,000 shares of preferred stock, par value $.001. Holders of shares of common stock are entitled to one vote per share on all matters to be voted on by stockholders and do not have cumulative voting rights. Subject to the rights of holders of outstanding shares of preferred stock, if any, the holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Board of Directors at its discretion from funds legally available therefore, and upon liquidation, dissolution, or winding up are entitled to receive all assets available for distribution to the stockholders. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and nonassessable. Since becoming a publicly traded company, the Company has not paid dividends. Any declaration or payment of dividends by the Company would be subject to the discretion of the Board of Directors.

In the Company’s Articles of Incorporation, pursuant to Nevada Revised Statues Section 78.378, the Company elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive. Pursuant to Nevada Revised Statutes Section 78.434, the Company also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive. These statutes are sometimes referred to as “interested stockholder” statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval. Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions. See, also, “Risk Factors - Nevada law, the Company’s charter documents and the Company’s current capitalization may impede or discourage a takeover, which could affect the price of our stock”.

Stock Performance Graph

The line graph below compares the cumulative total return of the Company’s common stock with the cumulative total return of the Russell 2000 and a Company defined peer group for the period from February 1, 2001 through January 31, 2006 (including the reinvestment of dividends, if any). The following graph assumes a $100 investment on February 1, 2001, the date the Company’s stock began trading on the OTC Bulletin Board. Price data for the Company’s common stock is based on the closing bid price for the relevant measurement dates as reported by the OTC bulletin board (which quotation represent prices between dealers and do not include retail markup, markdown or commissions and may not reflect actual transitions).

The performance graph below shall not be deemed incorporated by reference into any filing under, and shall not otherwise be deemed filed under, either the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference.

		02/01/01	01/31/02	01/31/03	01/31/04	1/31/05	1/31/06

Bowlin Travel Centers, Inc.	Return%		12.00	4.29	23.29	5.56	-15.79
	Cum $	$ 100.00	$ 112.00	$ 116.80	$ 144.01	$ 152.02	$128.01
Russell 2000 Index	Return%		-3.52	-21.87	58.03	8.67	18.90
	Cum $	$ 100.00	$ 96.48	$ 75.38	$ 119.12	$ 129.45	$153.92
Peer Group Only	Return%		34.25	4.41	21.32	14.37	31.70
	Cum $	$ 100.00	$ 134.25	$ 140.16	$ 170.05	$ 194.48	$256.13

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below are derived from the audited financial statements of the Company for the five years ended January 31, 2007. The data presented below should be read in conjunction with the audited financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

SELECTED FINANACIAL DATA

	YEARS ENDED JANUARY 31,
	2007	2006	2005	2004	2003
STATEMENT OF INCOME DATA:
Net sales from continuing operations	27,973,253	23,442,062	20,336,205	17,873,359	17,115,255
Net sales from discontinued operations	$3,727,505	$4,416,108	$3,740,258	$3,722,000	$5,184,861
Total net sales	$31,700,758	$27,858,170	$24,076,463	$21,595,359	$22,300,116

Net income from continuing operations	$808,079	$839,516	$659,572	$679,289	$585,412
Net loss from discontinued operations	(203,891)	(189,163)	(220,645)	(185,395)	(78,154)
Total net income	$604,188	$650,353	$438,927	$493,894	$507,258

EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.17	$0.18	$0.14	$0.15	$0.13
Discontinued operations	(0.04)	(0.04)	(0.04)	(0.04)	(0.02)
Total operations	$0.13	$0.14	$0.10	$0.11	$0.11

BALANCE SHEET DATA (at end of period):
Assets of continuing operations	$17,447,621	$17,143,814	$17,278,802	$14,599,078	$13,653,363
Assets of discontinued operations	2,558,747	2,664,128	2,806,342	2,857,028	2,730,025
Total assets	$20,006,368	$19,807,942	$20,085,144	$17,456,106	$16,383,388

Long-term debt, including current maturities, continuing operations	$4,378,504	$4,724,471	$5,200,706	$3,415,006	$3,216,487
Long-term debt, including current maturities, discontinued operations	548,654	589,738	643,660	729,613	830,153
Total long-term debt, including current maturities	$4,927,158	$5,314,209	$5,844,366	$4,144,619	$4,046,640

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

The Company’s new state-of-the art travel center in Picacho, Arizona operated its first fiscal year for the twelve months ended January 31, 2006. Therefore, the following tables present additional financial information of income and expense items derived from the Statements of Operations for twelve months ended January 31, 2006 and 2005 for comparison of all stores, same stores and Picahco stores.

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

	Twelve Months Ended January 31, 2006
	All Stores**	Same Store*	Picacho Stores
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$23,442,062	$18,732,836	$4,709,226
Discounts on sales	(189,806)	(171,191)	(18,615)
Net sales	23,252,256	18,561,645	4,690,611
Cost of goods sold	14,394,561	10,998,212	3,396,349
Gross profit	8,857,695	7,563,433	1,294,262
General and administrative expenses	(6,923,694)	(5,743,645)	(1,180,049)
Depreciation and amortization	(740,839)	(524,063)	(216,776)
Operating income (loss)	1,193,162	1,295,725	(102,563)
Non-operating income (expense):
Interest income	69,385	69,385	—
Gain on sale of property and equipment	196,593	196,593	—
Rental income	173,546	162,546	11,000
Interest expense	(322,134)	(153,423)	(168,711)
Total non-operating income (expense)	117,390	275,101	(157,711)
Income (loss) before income taxes	$1,310,552	$1,570,826	$(260,274)
____________
* Excludes both Picacho Peak stores for fiscal year 2006.

	Twelve Months Ended January 31, 2005
	All Stores**	Same Store*	Picacho Store
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$20,336,205	$17,343,731	$2,992,474
Discounts on sales	(185,464)	(172,253)	(13,211)
Net sales	20,150,741	17,171,478	2,979,263
Cost of goods sold	12,160,035	9,990,611	2,169,424
Gross profit	7,990,706	7,180,867	809,839
General and administrative expenses	(6,396,465)	(5,717,583)	(678,882)
Depreciation and amortization	(567,802)	(517,000)	(50,802)
Operating income (loss)	1,026,439	946,284	80,155
Non-operating income (expense):
Interest income	45,075	45,075	—
Gain on sale of property and equipment	2,997	2,997	—
Rental income	176,225	170,760	5,465
Miscellaneous	370	370	—
Interest expense	(132,611)	(121,174)	(11,437)
Total non-operating income (expense)	92,056	98,028	(5,972)
Income (loss) before income taxes	$1,118,495	$1,044,312	$74,183
____________
* Excludes the Picacho Peak store for fiscal year 2005.
** Excludes discontinued operations for fiscal years 2006 and 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of the financial condition as of January 31, 2007 and 2006 and results of operations of the Company as of and for the three fiscal years ended January 31, 2007, 2006 and 2005. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K. References to specific years refer to the Company’s fiscal year ending January 31 of such year.

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

The Company wholesales gasoline to four independent third party locations. Three of the independent third party wholesale locations sell ExxonMobil gasoline and one independent third party location sells CITGO gasoline. At the beginning of the Company’s third quarter, the independent CITGO wholesale customer debranded; therefore the Company no longer wholesales to this location. The wholesale gasoline does not meet the operating segment definition criteria of paragraph 10(b) of FAS 131, as the Company does not review wholesale gasoline operating results for decision making about resource allocation. Therefore, wholesale gasoline sales have been aggregated with the Company’s business activities.

Fiscal Year Ended January 31, 2007 (Fiscal 2007) Compared to Fiscal Year Ended January 31, 2006 (Fiscal 2006)

Gross sales from continuing operations at the Company’s travel centers increased by 19.3% to $27.973 million for the twelve months ended January 31, 2007, from $23.442 million for the twelve months ended January 31, 2006. Merchandise sales from continuing operations decreased 2.6% to $9.426 million for the twelve months ended January 31, 2007, from $9.680 million for the twelve months ended January 31, 2006. The decrease is due to a decrease in general merchandise sales, a decrease in fireworks sales as a result of bans in New Mexico due to summertime drought conditions, a decrease in cigarette sales due to a voluntary Company ban on cigarettes during summertime drought conditions, partially offset by an increase in t-shirt and convenience store sales. In addition, gas prices continue to impact travel. During the last quarter of the fiscal year 2007, severe snowstorms on Interstate 40 where four of the Company’s New Mexico locations are positioned impacted sales. Retail gasoline sales from continuing operations increased 3.8% to $10.101 million for the twelve months ended January 31, 2007, from $9.731 million for the same period in 2006. The increase is due to market price increases as the average gallon of gasoline retailed for $2.80 for the twelve months ended January 31, 2007, compared to $2.52 for the twelve months ended January 31, 2006, partially offset by a decrease in gallons sold of approximately 254,000 gallons. Restaurant sales from continuing operations increased 0.1% to $2.397 million for the twelve months ended January 31, 2007, from $2.395 million for the twelve months ended January 31, 2006. The increase is primarily due to an increase in retail prices partially offset by decreases in sales at two of the Company’s Dairy Queen locations. Wholesale gasoline sales to independent retailers increased 269.7% to $6.049 million for the twelve months ended January 31, 2007, from $1.636 million for the twelve months ended January 31, 2006. The increase is primarily due to the addition of four independent wholesale locations for the twelve months ended January 31, 2007, with one independent wholesale location de-branding during the Company’s third quarter.

Cost of goods sold from continuing operations increased 31.4% to $18.910 million for the twelve months ended January 31, 2007, from $14.395 million for the twelve months ended January 31, 2006. Merchandise cost of goods from continuing operations decreased 6.2% to $3.196 million for the twelve months ended January 31, 2007, from $3.407 million for the twelve months ended January 31, 2006. This decrease is related to the decrease in sales as well as realizing better markups as a result of volume purchasing. Retail gasoline cost of goods from continuing operations increased 4.2% to $9.018 million for the twelve months ended January 31, 2007, from $8.651 million for the twelve months ended January 31, 2006. The increase corresponds to market price increases and is partially offset by a decrease in gallons sold. Restaurant cost of goods from continuing operations decreased 8.6% to $673,000 for the twelve months ended January 31, 2007, from $736,000 for the twelve months ended January 31, 2006. The decrease is primarily due to better inventory control. Wholesale gasoline cost of goods increased 276.2% to $6.023 million for the twelve months ended January 31, 2007, from $1.601 million for the twelve months ended January 31, 2006. The increase is primarily due to the addition of four independent wholesale locations for the twelve months ended January 31, 2007, with one independent wholesale location de-branding during the Company’s third quarter. In addition, the increase in wholesale gasoline cost of goods exceeds the increase in sales due to one wholesale location that had better markups in the prior period that is not present in the current period. Cost of goods sold from continuing operations as a percentage of gross revenues increased to 67.6% for the twelve months ended January 31, 2007, as compared to 61.4% for the twelve months ended January 31, 2006.

Gross profit from continuing operations decreased 0.2% to $8.841 million for the twelve months ended January 31, 2007, from $8.858 million for the twelve months ended January 31, 2006. The decrease is primarily attributable to a decrease in merchandise sales and increases in customer discounts.

General and administrative expenses for continuing operations consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses for continuing operations also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses from continuing operations increased 2.7% to $7.110 million for the twelve months ended January 31, 2007, from $6.924 million for the twelve months ended January 31, 2006. The increase is primarily due to sign repairs and maintenance, general repair and maintenance, repair and maintenance related to excessive summertime rain that caused excessive weeds and unusually heavy wintertime snow needing to be removed. The increase in general and administrative expenses is partially offset by decreases in personnel related costs, health insurance and freight as a result of volume purchasing.

Depreciation and amortization expense from continuing operations increased 2.3% to $758,000 for the twelve months ended January 31, 2007, from $741,000 for the twelve months ended January 31, 2006. The increase is associated with certain asset additions for the twelve months ended January 31, 2007 offset by some assets becoming fully depreciated.

The above factors contributed to an overall decrease in income from continuing operations of 18.5% to $972,000 for the twelve months ended January 31, 2007, compared to operating income of $1.193 million for the twelve months ended January 31, 2006.

Non-operating income (expense) related to continuing operations includes interest income, rental income and interest expense. Interest income increased 36.2% to $94,000 for the twelve months ended January 31, 2007, from $69,000 for the twelve months ended January 31, 2006. The increase is primarily due to higher interest rates in the current period as well as interest earned on the additional notes receivable in the current period that were not present in the prior period. Gains from the sale of property and equipment decreased to $113,000 for the twelve months ended January 31, 2007 from $197,000 for the twelve months ended January 31, 2006. The gain of $113,000 was primarily due to payments received related to the notes receivable that include deferred gains, the sale of two vehicles and various equipment as well as the sale of fill dirt to a construction company working in southern New Mexico for $24,000 and the sale of an easement for $50,000. The gain of $197,000 for the twelve months ended January 31, 2006 is primarily due to a balloon payment received related to a note receivable that included a deferred gain, the sale of land and the early termination of one independent wholesale contract resulting in a penalty payment. Rental income was $176,000 for the twelve months ended January 31, 2007 compared to $174,000 for the twelve months ended January 31, 2006. Interest expense increased 4.3% to $336,000 for the twelve months ended January 31, 2007, from $322,000 for the twelve months ended January 31, 2006. The increase is primarily due to interest rate increases which are partially offset by modifications in the Company’s agreements with its primary lender in September 2006 to a variable rate of interest subject to adjustment every five years rather than a variable rate of interest subject to annual adjustment.

Income from continuing operations before income taxes decreased 22.2% to $1.020 million for the twelve months ended January 31, 2007, compared to income from continuing operations before income taxes of $1.311 million for the twelve months ended January 31, 2006. As a percentage of gross revenues, income from continuing operations before income taxes was 3.6% for the twelve months ended January 31, 2007, compared to 5.6% for the twelve months ended January 31, 2006.

Income tax expense from continuing operations decreased 12.3% to $413,000 for the twelve months ended January 31, 2007, compared to an income tax expense of $471,000 for the twelve months ended January 31, 2006. The decrease is primarily due to the decrease in operating income from continuing operations as well as a decrease in non-operating gains from the sale of property and equipment partially offset by the increase in interest expense. The effective tax rate for fiscal 2007 was 40.5%, compared to 35.9% for fiscal 2006. The effective tax rate increased by 4.6% from fiscal 2006 to fiscal 2007 as a result of permanent and timing differences related to federal and state income taxes as a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities.

Discontinued operations is property held for sale and is classified as a component separate from continuing operations in the income statement as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-lived Assets (as amended). Discontinued operations consist of three of the Company’s retail locations. Two of the three retail locations are for sale and one of the retail locations has a letter of intent to sell the property, fixtures and equipment. The loss from discontinued operations for the twelve months ended January 31, 2007 is $343,000 compared to a loss from discontinued operations for the twelve months ended January 31, 2006 of $295,000. The income tax benefit for discontinued operations for the twelve months ended January 31, 2007 is $139,000 compared to an income tax benefit of $106,000 for the twelve months ended January 31, 2006.

At January 31, 2007, an unusual item was recorded as a result of reversing entries originally recorded at January 31, 2001. The Company recorded a tax payable to Lamar Advertising Company (“Lamar”) (as successor to Bowlin Outdoor Advertising and Travel Centers Incorporated (“Outdoor”) at January 31, 2001. Prior to that date, the Company and Outdoor were part of a consolidated group for tax purposes, and effective January 30, 2001, Outdoor spun off the stock of the Company in a tax free distribution to Outdoor’s shareholders. Immediately thereafter, Outdoor merged with and into Lamar.

In anticipation of the spin-off, the Company and Outdoor entered into a Tax Sharing and Disaffiliation Agreement, pursuant to which Outdoor and the Company each agreed to indemnify the other against taxes attributable to their respective operations, both before and after the spin-off. The Tax Sharing and Disaffiliation Agreement specifically provided that, in determining taxes due attributable to the income of Outdoor and the Company for periods prior to the spin-off, any net losses of either Outdoor or the Company would offset the income of the other. Thus, if the net losses for Outdoor were in excess of the income of the Company for a tax year, the Company would not have any payment obligation to Outdoor under the Tax Sharing and Disaffiliation Agreement for such tax year.

Outdoor’s net losses for the tax year 2000 (fiscal year ending January 31, 2001) exceeded the income of the Company for such year. Accordingly, the Company had no obligation to Outdoor for any payment under the Tax Sharing and Disaffiliation Agreement. Management believes the Company had no obligation to Outdoor for any such payment under the Tax Sharing and Disaffiliation Agreement. As a result, the liability of $201,200 has been removed from the Company’s books and recorded as an unusual item in the 2007 statement of income.

The foregoing factors contributed to net income for the twelve months ended January 31, 2007 of $604,000 compared to a net income of $650,000 for the twelve months ended January 31, 2006.

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

Gross sales from same store continuing operations at the Company’s travel centers increased by 8.0% to $18.733 million for the twelve months ended January 31, 2006, from $17.343 million for the twelve months ended January 31, 2005. Merchandise sales from same store continuing operations increased 6.0% to $7.923 million for the twelve months ended January 31, 2006, from $7.472 million for the twelve months ended January 31, 2005. The increase is primarily due to increases in general merchandise sales, handmade and gold jewelry sales, fireworks sales and convenience store sales. Retail gasoline sales from same store continuing operations increased 19.1% to $6.779 million for the twelve months ended January 31, 2006, from $5.693 million for the same period in 2005. The increase is due to market price increases as the average gallon of gasoline retailed for $2.51 for the twelve months ended January 31, 2006, compared to $1.96 for the twelve months ended January 31, 2005 and is partially offset by a decrease in gallons sold of approximately 429,000 gallons. Restaurant sales from same store continuing operations decreased 1.2% to $2.395 million for the twelve months ended January 31, 2006, from $2.424 million for the twelve months ended January 31, 2005. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers decreased 6.7% to $1.636 million for the twelve months ended January 31, 2006, from $1.754 million for the twelve months ended January 31, 2005. The decrease is primarily due to the termination of one of the Company’s independent wholesale locations in the third quarter of fiscal year 2006.

Total cost of goods sold from same store continuing operations increased 10.1% to $10.998 million for the twelve months ended January 31, 2006, from $9.990 million for the twelve months ended January 31, 2005. Merchandise cost of goods from same store continuing operations increased 3.8% to $2.629 million for the twelve months ended January 31, 2006, from $2.533 million for the twelve months ended January 31, 2005. The increase is directly related to improved volume purchase pricing, maintaining mark-ups as well as the increase in merchandise sales. Retail gasoline cost of goods from same store continuing operations increased 20.1% to $6.032 million for the twelve months ended January 31, 2006, from $5.024 million for the twelve months ended January 31, 2005. The increase corresponds to market price increases and is partially offset by a decrease in gallons sold. Restaurant cost of goods from same store continuing operations increased 1.0% to $736,000 for the twelve months ended January 31, 2006, from $729,000 for the twelve months ended January 31, 2005. The increase is primarily due to cost increases not reflected in retail prices. Wholesale gasoline cost of goods decreased 6.0% to $1.601 million for the twelve months ended January 31, 2006, from $1.704 million for the twelve months ended January 31, 2005. The increase is due to market price increases partially offset by decreases in volume. Cost of goods sold as a percentage of gross revenues increased to 58.7% for the twelve months ended January 31, 2006, as compared to 57.6% for the twelve months ended January 31, 2005

Gross profit from same store continuing operations increased 5.3% to $7.563 million for the twelve months ended January 31, 2006, from $7.181 million for the twelve months ended January 31, 2005. The increase is primarily attributable to increased sales and volume purchasing.

General and administrative expenses for same store continuing operations consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensations and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 0.5% to $5.744 million for the twelve months ended January 31, 2006, from $5.718 million for the twelve months ended January 31, 2005. The increase is primarily due to increases in general repairs, utilities and bank card fees.

Depreciation and amortization expense for same store continuing operations increased 1.4% to $524,000 for the twelve months ended January 31, 2006, from $517,000 for the twelve months ended January 31, 2005. The increase is associated with certain asset additions for the twelve months ended January 31, 2006 offset by some assets becoming fully depreciated.

The above factors contributed to an increase in operating income from same store continuing operations of 37.0% to $1.296 million for the twelve months ended January 31, 2006, compared to an operating income of $946,000 for the twelve months ended January 31, 2005.

Non-operating income (expense) from same store continuing operations includes interest income, rental income and interest expense. Interest income increased 53.3% to $69,000 for the twelve months ended January 31, 2006, from $45,000 for the twelve months ended January 31, 2005. The increase is primarily due higher interest rates. Gains from the sale of property and equipment increased to $197,000 for the twelve months ended January 31, 2006 from $3,000 for the twelve months ended January 31, 2005. The gain of $197,000 for the twelve months ended January 31, 2006 is primarily due to a balloon payment received related to a note receivable that included a deferred gain, the sale of land and the early termination of one independent wholesale contract resulting in a penalty payment. The gain of $3,000 for the twelve months ended January 31, 2005 is primarily due to an installment payment received related to a note receivable that included a deferred gain. There was no miscellaneous income for fiscal year 2006 compared to miscellaneous income of $400 in fiscal year 2005. Rental income was $163,000 for the twelve months ended January 31, 2006 compared to $171,000 for the twelve months ended January 31, 2005. Interest expense increased 142.1% to $322,000 for the twelve months ended January 31, 2006, from $133,000 for the twelve months ended January 31, 2005. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes from same store continuing operations increased 50.5% to $1.571 million for the twelve months ended January 31, 2006, compared to income before income taxes of $1.044 million for the twelve months ended January 31, 2005. As a percentage of gross revenues, income before income taxes was 8.4% for the twelve months ended January 31, 2006, compared to 6.0% for the twelve months ended January 31, 2005.

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

Cost of goods for the existing travel center decreased 42.0% to $1.259 million for the twelve months ended January 31, 2006, from $2.169 million for the twelve months ended January 31, 2005. Merchandise cost of goods decreased 34.6% to $284,000 for the twelve months ended January 31, 2006, from $434,000 for the twelve months ended January 31, 2005. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. Gasoline cost of goods decreased 43.8% to $975,000 for the twelve months ended January 31, 2006, from $1.735 million for the same period in 2005. The decrease directly corresponds to the decrease in sales, which is due to the impact of the new facility. In the aggregate, cost of goods sold as a percentage of gross revenues decreased for the twelve months ended January 31, 2006 to 72.1% compared to 72.5% for the twelve months ended January 31, 2005.

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

Depreciation and amortization expense at both the new and existing travel centers increased 325.5% to $217,000 for the twelve months ended January 31, 2006, from $51,000 for the twelve months ended January 31, 2005. The increase is primarily associated with depreciation expense of the new travel centers’ assets of $163,000.

The above factors for both the new and existing travel centers contributed to an overall decrease in operating income of 228.8% to a loss of $103,000 for the twelve months ended January 31, 2006, compared to operating income of $80,000 for the twelve months ended January 31, 2005.

Non-operating income (expense) for the new and existing Picacho Peak facilities includes rental income and interest expense. Rental income was $11,000 for the twelve months ended January 31, 2006 compared to $5,000 for the twelve months ended January 31, 2005. Interest expense increased 1436.4% to $169,000 for the twelve months ended January 31, 2006, from $11,000 for the twelve months ended January 31, 2005. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes from the new and existing Picacho Peak facilities decreased 451.4% to a loss of $260,000 for the twelve months ended January 31, 2006, compared to income before income taxes of $74,000 for the twelve months ended January 31, 2005. As a percentage of gross revenues, the loss before income taxes was 5.5% for the twelve months ended January 31, 2006, compared to 2.5% for the twelve months ended January 31, 2005.

All Stores

Gross sales from continuing operations at the Company’s travel centers increased by 15.3% to $23.442 million for the twelve months ended January 31, 2006, from $20.336 million for the twelve months ended January 31, 2005. Merchandise sales from continuing operations increased 13.9% to $9.680 million for the twelve months ended January 31, 2006, from $8.500 million for the twelve months ended January 31, 2005. The increase is primarily due to increases in general merchandise sales, handmade and gold jewelry sales, fireworks sales and convenience store sales. The increase is also attributable to volume purchasing, maintaining mark ups and the new Picacho Peak store. Retail gasoline sales from continuing operations increased 27.1% to $9.731 million for the twelve months ended January 31, 2006, from $7.657 million for the same period in 2005. The increase is due to market price increases as the average gallon of gasoline retailed for $2.51 for the twelve months ended January 31, 2006, compared to $1.96 for the twelve months ended January 31, 2005 and the new Picacho Peak store partially offset by a decrease in gallons sold of approximately 354,000. Restaurant sales from continuing operations decreased 1.2% to $2.395 million for the twelve months ended January 31, 2006, from $2.424 million for the twelve months ended January 31, 2005. The decrease is due to personnel issues at one of the restaurant locations, cost increases not reflected in retail prices and increases in convenience store food sales at the new Picacho Peak Plaza facility. Wholesale gasoline sales to independent retailers decreased 6.8% to $1.636 million for the twelve months ended January 31, 2006, from $1.755 million for the twelve months ended January 31, 2005. The decrease is primarily due to the termination of one of the Company’s independent wholesale locations in the third quarter of fiscal year 2006.

Cost of goods sold from continuing operations increased 18.4% to $14.395 million for the twelve months ended January 31, 2006, from $12.160 million for the twelve months ended January 31, 2005. Merchandise cost of goods from continuing operations increased 14.8% to $3.407 million for the twelve months ended January 31, 2006, from $2.967 million for the twelve months ended January 31, 2005. This increase directly relates to the increase in sales partially offset by volume purchasing as well as maintaining mark-ups. Retail gasoline cost of goods from continuing operations increased 28.0% to $8.651 million for the twelve months ended January 31, 2006, from $6.760 million for the twelve months ended January 31, 2005. The increase corresponds to market price increases and is partially offset by a decrease in gallons sold. Restaurant cost of goods from continuing operations increased 1.0% to $736,000 for the twelve months ended January 31, 2006, from $729,000 for the twelve months ended January 31, 2005. The increase is primarily due to cost increases not reflected in retail prices. Wholesale gasoline cost of goods decreased 6.0% to $1.601 million for the twelve months ended January 31, 2006, from $1.704 million for the twelve months ended January 31, 2005. The decrease is primarily due to the termination of one of the Company’s independent wholesale locations in the third quarter of fiscal year 2006. Cost of goods sold as a percentage of gross revenues increased to 61.4% for the twelve months ended January 31, 2006, as compared to 59.8% for the twelve months ended January 31, 2005.

Gross profit from continuing operations increased 10.8% to $8.858 million for the twelve months ended January 31, 2006, from $7.991 million for the twelve months ended January 31, 2005. The increase is primarily attributable to continued improvement of management of costs of goods due to increases in volume purchasing, increases in sales as well as the new facility.

General and administrative expenses from continuing operations consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 8.3% to $6.924 million for the twelve months ended January 31, 2006, from $6.396 million for the twelve months ended January 31, 2005. The increase is primarily due to the total cost of operating the new facility as well as bankcard fees, general repairs and maintenance and utilities.

Depreciation and amortization expense from continuing operations increased 30.5% to $741,000 for the twelve months ended January 31, 2006, from $568,000 for the twelve months ended January 31, 2005. The increase is primarily associated with the new travel centers’ property and equipment.

The above factors contributed to an overall increase in operating income from continuing operations of 16.3% to $1.193 million for the twelve months ended January 31, 2006, compared to operating income of $1.026 million for the twelve months ended January 31, 2005.

Non-operating income (expense) from continuing operations includes interest income, rental income and interest expense. Interest income increased 53.3% to $69,000 for the twelve months ended January 31, 2006, from $45,000 for the twelve months ended January 31, 2005. The increase is primarily due to higher interest rates. Gains from the sale of property and equipment increased to $197,000 for the twelve months ended January 31, 2006 from $3,000 for the twelve months ended January 31, 2005. The gain of $197,000 for the twelve months ended January 31, 2006 is primarily due to a balloon payment received related to a note receivable that included a deferred gain, the sale of land and the early termination of one independent wholesale contract resulting in a penalty payment. The gain of $3,000 for the twelve months ended January 31, 2005 is primarily due to an installment payment received related to a note receivable that included a deferred gain. There was no miscellaneous income for fiscal year 2006 compared to miscellaneous income of $400 in fiscal year 2005. Rental income was $174,000 for the twelve months ended January 31, 2006 compared to $176,000 for the twelve months ended January 31, 2005. Interest expense increased 142.1% to $322,000 for the twelve months ended January 31, 2006, from $133,000 for the twelve months ended January 31, 2005. The increase is primarily due to increases in long-term debt balances primarily related to the new travel center as well as higher interest rates.

Income before income taxes from continuing operations increased 17.3% to $1.311 million for the twelve months ended January 31, 2006, compared to income before income taxes of $1.118 million for the twelve months ended January 31, 2005. As a percentage of gross revenues, income before income taxes was 5.6% for the twelve months ended January 31, 2006, compared to 5.5% for the twelve months ended January 31, 2005.

Income tax expense for continuing operations decreased 2.6% to $471,000 for the twelve months ended January 31, 2006, compared to an income tax expense of $459,000 for the twelve months ended January 31, 2005. The decrease is primarily due to the decrease in operating income. The effective tax rate for fiscal 2006 was 35.9%, compared to 41.1% for fiscal 2005.

Discontinued operations are property held for sale and is classified as a component separate from continuing operations in the income statement. as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-lived Assets (as amended). Discontinued operations consist of three of the Company’s retail locations. Two of the retail locations are for sale and one of the retail locations has a letter of intent to purchase the property, fixtures and equipment. The loss from discontinued operations for the twelve months ended January 31, 2006 is $295,000 compared to a loss from discontinued operations for the twelve months ended January 31, 2005 of $374,000. The income tax benefit for discontinued operations for the twelve months ended January 31, 2006 is $106,000 compared to an income tax benefit of $154,000 for the twelve months ended January 31, 2005.

The foregoing factors contributed to net income for the twelve months ended January 31, 2006 of $650,000 compared to a net income of $439,000 for the twelve months ended January 31, 2005.

Liquidity and Capital Resources

At January 31, 2007, the Company had working capital of $5.051 million compared to working capital of $4.407 million at January 31, 2006 (“working capital” is the excess of total current assets over total current liabilities). At January 31, 2007, the Company had a current ratio of 3.7:1 compared to a current ratio of 3.0:1 at January 31, 2006 (“current ratio” is the ratio of current assets to current liabilities). The increase in working capital is due to an increase in cash of $414,000, an increase in inventory of $49,000, an increase in the deferred income tax asset of $123,000, an increase in the current portion of notes receivable of $46,000, a decrease in the current portion of long-term debt of $307,000 and a decrease in deferred revenue of $53,000 partially offset by a decrease in marketable securities of $268,000, and an increase in accounts payable of $90,000. The increase in cash is due to higher cash balances at the end of January 31, 2007 as a result of sales increases that contributed to net income, and cash received related to the Company’s wholesale gasoline sales. The increase in inventory is due to increases at the Company’s central warehouse partially offset by lower gasoline inventory as a result of lower tank balances at January 31, 2007. The increase in income taxes is primarily due to decreases in federal and state income taxes as a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases. The increase in the current portion of notes receivable is due to the additional notes in the current period. The decrease in the current portion of long-term borrowing is normal scheduled payments that have decreased due to changes in terms agreements with the Company’s primary lender, Bank of the West for the next five years. The change in terms modified the Company’s interest rates from a variable rate of interest subject to annual adjustment to a variable rate of interest subject to adjustment every five years, currently set at 7.26%. The decrease in deferred revenue is a result of the end of a two-year brand incentive program for four locations branded ExxonMobil that began in fiscal year 2004 partially offset by outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2006. The decrease in marketable securities is due to the renewal of certificates of deposit with three month rather than six or nine month maturities. The increase in accounts payable is primarily due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales partially offset by the elimination of an uncertain tax provision that was recorded by the Company as a part of a spin-off transaction.

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

The net cash provided by operating activities was $1.208 million at January 31, 2007, compared to $1.188 million at January 31, 2006. During fiscal 2007, there was a decrease in the gain on sale of property and equipment of $83,000 and a decrease in the provision for deferred income taxes of $12,000 partially offset by a decrease in net income of $46,000, a decrease in loan fee amortization of $11,000 and a decrease in net operating assets and liabilities of $20,000.

Net cash used in investing activities was $402,000 at January 31, 2007, compared to net cash provided by investing activities of $210,000 at January 31, 2006. The decrease was primarily due to a decrease in proceeds from the sale of asset of $326,000, an increase in purchases of property and equipment of $249,000, a decrease in the investment in real estate of $25,000, an increase in notes receivable of $53,000 and a decrease in payments received from notes receivable of $136,000, partially offset by an increase in marketable securities of $189,000.

Net cash used in financing activities was $393,000 at January 31, 2007, compared to net cash used in financing activities of $747,000 at January 31, 2006. Payments on long-term debt were $387,000 and payments for debt issuance costs were $6,200 at January 31, 2007 compared to payments on long-term debt of $740,000 and debt issuance costs of $6,000 at January 31, 2006. There were no proceeds from long-term borrowing at January 31, 2007 or January 31, 2006. There were no proceeds from short-term borrowing at January 31, 2007 or January 31, 2006.

As of January 31, 2007, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $4.927 million under various loans and promissory notes, compared to $5.314 million as of January 31, 2006. The loans and promissory notes mature at dates from September 2008 to February 2015 and accrue interest at fixed interest rates ranging from 6.0% to 7.26% per annum. The Company’s total monthly payments on outstanding long-term debt obligations are approximately $47,000.

Approximately $4.870 million of the $4.927 million outstanding as of January 31, 2007 was borrowed under the Master Loan Agreement with Bank of the West. Under this master loan agreement, the Company grants a security interest in substantially all of its assets as security interests against its obligations under the agreement.

In July 2006, the Company renewed a $1,250,000 open line of credit with one of its existing lenders. The line of credit is secured by all assets. The Company paid the bank $6,250 to renew the open line of credit. The Company did not borrow any funds from this open line of credit during fiscal year 2007. As of January 31, 2007, $1,250,000 remains on the open line of credit which will mature July 2007 and requires variable interest at the bank’s prime rate. The rate was 8.25% at January 31, 2007.

Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. There are other certain restrictions and limitations, including the restrictions on payment of dividends by the Company, limitation on the issuance of additional debt, the redemption of capital stock and the sale or transfer of assets. For fiscal year ending January 31, 2007, the Company was not aware of any non-compliance with the minimum financial ratios.

The Company has forecasted approximately $1,000,000 for capital commitments for fiscal year 2007 consisting of renovation and upgrading of facilities. The Company expects to use current working capital and cash flows from operations to fund these commitments as well as debt sources for these commitments.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline. During the fiscal year ended January 31, 2007, retail gasoline sales from continuing operations accounted for approximately 36.1% of the Company’s gross sales. To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities. It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

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

The following table represents our future minimum commitments under contractual obligations as of January 31, 2007:

	Total	Current maturities	2-3 years	4-5 years	More than 5 years

Long-Term Debt Obligations, continuing operations	$4,378,504	$180,621	$914,275	$779,644	$2,503,964
Long-Term Debt Obligations, discontinued operations	548,654	28,006	62,134	71,304	387,210
Operating Lease Obligations	1,382,503	187,455	304,053	173,553	717,442

Total	$6,309,661	$396,082	$1,280,462	$1,024,501	$3,608,616

As of January 31, 2007, the Company was indebted to various banks and individuals in an aggregate principal amount of approximately $4.927 million under various loans and promissory notes, compared to $5.314 million as of January 31, 2006. Under this master loan agreement, the Company grants a security interest in substantially all of its assets and property as security interests against its obligations under the agreement. The loans and promissory notes mature at dates from September 2008 to February 2015 and accrue interest at fixed interest rates ranging from 6.0% to 7.26%.

Approximately $4.870 million of the $4.927 million outstanding as of January 31, 2007 was borrowed under the Master Loan Agreement with Bank of the West. Under this master loan agreement, the Company grants a security interest in substantially all of its assets as security interests against its obligations under the agreement.

Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. There are other certain restrictions and limitations, including the restrictions on payment of dividends by the Company, limitation on the issuance of additional debt, the redemption of capital stock and the sale or transfer of assets. For fiscal year ending January 31, 2007, the Company was not aware of any non-compliance with the minimum financial ratios.

The Company leases land at several of its retail operating locations. The leasing agreements for the various locations include 5 to 35 year leases with remaining lives on those leases ranging from approximately 5 to 31 years at January 31, 2007. One of the contingent rentals has a fixed annual payment of $20,000 adjusted annually according to the consumer price index (CPI) plus 2.5% of merchandise and Dairy Queen sales plus $0.0025 of gasoline gallons sold. One of the contingent rentals has a fixed annual payment of $10,806 adjusted annually by 3%. One of the contingent leases is based on 3% of merchandise sold plus 3% of gasoline gallons sold up to 360,000 gallons; the percentage changes to 1% of gasoline gallons sold above the 360,000 gallons. One of the contingent leases has a fixed annual payment of $21,684 adjusted every five years according to the consumer price index (CPI) plus 2.5% of merchandise sales and $0.0025 of gasoline gallons sold. One of the contingent leases has a fixed monthly amount of $4,267 plus 10% of merchandise sales up to $250,000; the percentage changes to 5% in excess of $250,000 plus 5% of Dairy Queen sales up to $140,000; the percentage changes to 3% in excess of $140,000 plus $0.005 per gallon sold with a base of $100.00 per month. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

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

Revenue and Cost Recognition. Revenues from the Company’s two primary product categories, gasoline and merchandise, are recognized at the point of sale. The associated costs of the merchandise are included in the cost of sales and are based on estimates throughout the year based on standard markups within defined categories, however, at the end of each fiscal year the Company records actual cost based on year end inventories. In addition, the Company records actual cost based on periodic physical inventories.

Inventory. Inventories, which consist primarily of gasoline and merchandise for resale, are stated at the lower of cost or market value, with cost being determined using the first-in, first-out (FIFO) method. The Company receives vendor discounts on the basis of volume purchasing that vary by product and are recognized as reductions of cost of sales.

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

On September 29, 2006, the Company changed its terms agreements with its primary lender, Bank of the West. The change in terms agreements modified the Company’s $4.870 million debt with Bank of the West at January 31, 2007 from a variable rate of interest subject to annual adjustment to a variable rate of interest subject to adjustment every five years, currently set at 7.26% for the next five years therefore eliminating the Company’s risk to rising interest rates for the next five years. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the present value of the cash flows under the terms of the modified debt was less than 10% from the present value of the remaining cash flows under the terms of the original debt. Therefore, the modification of terms was not considered substantially different and there was no debt extinguishment.

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

Following on next page.

BOWLIN TRAVEL CENTERS, INC.

Financial Statements

January 31, 2007 and 2006

Report of Independent Registered
Public Accounting Firm

April 24, 2007

To the Board of directors and Stockholders
of Bowlin Travel Centers, Inc.

We have audited the accompanying balance sheet of Bowlin Travel Centers, Inc. as of January 31, 2007, and the related statements of income, stockholders’ equity and cash flows for the year ended January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bowlin Travel Centers, Inc. as of January 31, 2006 were audited by Moss Adams, LLP, whose report dated April 28, 2006, expressed an unqualified opinion on those statements. The statements of income, changes in stockholders’ equity and cash flows of Bowlin Travel Centers, Inc. for the year ended January 31, 2005 were audited by Neff + Ricci LLP who combined with Moss Adams, LLP as of January 1, 2006, and whose report dated April 6, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. as of January 31, 2007, and the results of its operations and its cash flows for the year ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Accounting & Consulting Group, LLP

Accounting & Consulting Group, LLP
Carlsbad, New Mexico
April 24, 2007

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

/s/ Moss Adams LLP

Albuquerque, New Mexico
April 28, 2006

Report of Independent Registered
Public Accounting Firm

The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico

We have audited the accompanying statements of income, stockholders’ equity and cash flows for the year ended January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Bowlin Travel Centers, Inc. for the year ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Neff + Ricci LLP

Albuquerque, New Mexico
April 6, 2005

BOWLIN TRAVEL CENTERS, INC.
Balance Sheets
January 31, 2007 and 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$2,307,996	1,894,414
Marketable securities	453,000	721,000
Accounts receivable	43,103	41,464
Inventories	3,654,883	3,606,037
Prepaid income taxes	192,794	70,094
Interest receivable	16,040	12,988
Prepaid expenses	209,080	205,544
Notes receivable, current maturities	55,285	8,928
Total current assets	6,932,181	6,560,469
Property and equipment, net	9,706,171	9,876,901
Assets held for sale, net	2,558,747	2,664,128
Intangible assets, net of $361,905 and $327,335 accumulated amortization	161,702	190,022
Investment in real estate	415,404	414,753
Notes receivable, less current portion	232,163	101,669
Total assets	$20,006,368	19,807,942

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$180,621	463,696
Current maturities of long-term debt of assets held for sale	28,006	51,727
Accounts payable	950,578	860,686
Accrued salaries and benefits	406,773	389,549
Accrued liabilities	272,104	292,303
Deferred revenue, current	42,826	95,554
Total current liabilities	1,880,908	2,153,515

Deferred income taxes	759,300	812,200
Long-term debt, less current maturities	4,197,883	4,260,775
Long-term debt, less current maturities of assets held for sale	520,648	538,011
Total liabilities	7,358,739	7,764,501

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized,
none issued or outstanding at January 31, 2007 and 2006	—	—
Common stock, $.001 par value; 10,000,000 shares authorized,
4,583,348 issued and outstanding at January 31, 2007 and 2006	4,583	4,583
Additional paid-in capital	9,775,192	9,775,192
Retained earnings	2,867,854	2,263,666
Total stockholders’ equity	12,647,629	12,043,441
Total liabilities and stockholders’ equity	$20,006,368	19,807,942

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Statements of Income

	Years ended January 31,
	2007	2006	2005

Gross sales	$27,973,253	23,442,062	20,336,205
Less discounts on sales	(222,678)	(189,806)	(185,464)
Net sales	27,750,575	23,252,256	20,150,741
Cost of goods sold	18,909,999	14,394,561	12,160,035
Gross profit	8,840,576	8,857,695	7,990,706

General and administrative expense	(7,109,860)	(6,923,694)	(6,396,465)
Depreciation and amortization	(758,452)	(740,839)	(567,802)
Operating income	972,264	1,193,162	1,026,439

Other non-operating income (expense):
Interest income	94,322	69,385	45,075
Gain on sale of property and equipment	113,456	196,593	2,997
Rental income	175,586	173,546	176,225
Miscellaneous	—	—	370
Interest expense	(335,517)	(322,134)	(132,611)
Total other non-operating income	47,847	117,390	92,056

Income from continuing operations
before income tax expense	1,020,111	1,310,552	1,118,495
Income tax expense	(413,232)	(471,036)	(458,923)
Income from continuing operations	606,879	839,516	659,572

Unusual item	201,200	—	—

Discontinued operations
Loss from operations of discontinued
component before income tax benefit	(342,723)	(295,299)	(374,168)
Income tax benefit	138,832	106,136	153,523
	(203,891)	(189,163)	(220,645)

Net income	$604,188	650,353	438,927

Earnings (loss) per share:
Basic and diluted, continuing operations	$0.17	0.18	0.14
Basic and diluted, discontinued operations	$(0.04)	(0.04)	(0.04)
Basic and diluted, net income	$0.13	0.14	0.10

Weighted average common shares
outstanding	4,583,348	4,583,348	4,583,348

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Statements of Stockholders’ Equity
For the Years Ended January 31, 2007, 2006 and 2005

		Common	Additional
	Number	stock,	paid-in	Retained
	of shares	at par	capital	earnings	Total

Balance at January 31, 2004	4,583,348	$4,583	9,775,192	1,174,386	10,954,161
Net income	—	—	—	438,927	438,927

Balance at January 31, 2005	4,583,348	4,583	9,775,192	1,613,313	11,393,088
Net income	—	—	—	650,353	650,353

Balance at January 31, 2006	4,583,348	4,583	9,775,192	2,263,666	12,043,441
Net income	—	—	—	604,188	604,188

Balance at January 31, 2007	4,583,348	$4,583	9,775,192	2,867,854	12,647,629

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Statement of Cash Flows

	Years ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$604,188	650,353	438,927
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	887,597	884,561	703,050
Amortization of loan fee	25,504	36,963	29,453
Gain on sale of property and equipment	(113,456)	(196,593)	(2,997)
Provision for deferred income taxes	(52,900)	(65,000)	83,900
Changes in operating assets and liabilities
Accounts receivable	(1,639)	10,542	55,307
Inventories	(48,846)	(99,206)	(254,110)
Prepaid expenses and other	(126,236)	88,111	148,788
Accounts payable and accrued liabilities	86,917	(21,317)	44,136
Deferred revenue	(52,728)	(100,831)	162,328
Net cash provided by operating activities	1,208,401	1,187,583	1,408,782

Cash flows from investing activities:
Proceeds from sale of assets	58,317	384,309	10,635
Purchases of property and equipment	(709,632)	(460,336)	(3,540,832)
Accrued interest receivable	(3,052)	8,230	924
Investment in real estate	(651)	24,283	36,091
Marketable securities	268,000	79,000	20,000
Increase in notes receivable	(53,000)	—	—
Payment received from notes receivable	38,500	174,899	42,908
Net cash used in (provided by) investing activities	(401,518)	210,385	(3,430,274)

Cash flows from financing activities:
Payments on long-term debt	(387,051)	(740,407)	(975,253)
Payments for debt issuance costs	(6,250)	(6,350)	(54,775)
Proceeds from short-term borrowings	—	—	200,000
Proceeds from borrowings	—	—	2,675,000
Net cash used in (provided by) financing activities	(393,301)	(746,757)	1,844,972

Net increase (decrease) in cash and cash equivalents	413,582	651,211	(176,520)
Cash and cash equivalents at beginning of year	1,894,414	1,243,203	1,419,723

Cash and cash equivalents at end of year	$2,307,996	1,894,414	1,243,203

(Continued)

BOWLIN TRAVEL CENTERS, INC.
Statement of Cash Flows
(Continued)

	Years ended January 31,
	2007	2006	2005

Supplemental disclosure of cash flow information:

Cash paid for interest	$421,950	406,403	203,366

Cash paid for income taxes	$450,000	370,000	217,000

Noncash investing and financing activities:
Like-kind exchange of property	$—	—	308,500
Real estate sold in exchange for
notes receivable	$162,351	116,612	—

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Bowlin Travel Centers, Inc. (BTC or the Company) is located in Albuquerque, New Mexico. The Company’s tradition of serving the public dates back to 1912, when the founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico. The Company’s principal business activities include the operation of twelve full-service travel centers and five restaurants strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants. The Company’s travel centers offer brand-name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States, primarily New Mexico. The Company operates five full-service restaurants under the Dairy Queen/Brazier or Dairy Queen trade names. All of the Company’s twelve travel centers sell convenience store food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks.

The Company has a wholly owned subsidiary BMI, Inc. which is a dormant shell corporation with no assets. BMI, Inc. will dissolve in fiscal year ending 2008.

(b)	Cash and Cash Equivalents

The Company considers all liquid investments with an original maturity of one year now with a maturity of three months to be cash equivalents. The Company places its temporary cash investments with a local financial institution. All funds at year-end were covered by Federal Deposit Insurance Corporation insurance.

(c)	Marketable Securities

Marketable securities consist of certificates of deposit with maturities greater than three months. All certificates of deposit have one year maturity dates and are $100,000 and insured by Federal Deposit Insurance Corporation insurance.

(d)	Inventories

Inventories consist primarily of merchandise and gasoline for resale and are stated at the lower of cost or market value, with cost being determined using the first-in, first-out (FIFO) method. The Company is subject to the uniform capitalization rules and capitalized $104,967 and $106,266 of direct and indirect costs incurred during pre-sale periods to inventory at January 31, 2007 and January 31, 2006 respectively.

(e)	Property and Equipment

Property and equipment are carried at cost. Maintenance and repairs, including the replacement of minor items, are expensed as incurred, and major additions to property and equipment are capitalized. Depreciation is provided by the Company using primarily straight-line as well as accelerated methods.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

(f)	Intangible Assets

Debt issuance costs are deferred and amortized over the terms of the respective borrowings on a straight-line basis. Franchise fees are amortized on a straight-line basis over the shorter of the life of the related franchise agreements or the periods estimated to be benefited, ranging from fifteen to twenty-five years.

(g)	Sales and Cost Recognition

Sales of merchandise are recognized at the time of sale and the associated costs of the merchandise are included in cost of sales.

(h)	Income Taxes

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

(i)	Excise and Gross Receipts Taxes

The Company collects and remits various federal and state excise taxes on petroleum products. Gasoline sales and cost of goods sold included excise taxes of approximately $1,683,673, $1,629,913 and $1,396,507 for fiscal years ended January 31, 2007, 2006 and 2005, respectively.

The Company also collects and remits gross receipts taxes on sales. Gross receipts taxes of approximately $746,303, $760,139 and $695,323 were collected and remitted for fiscal years ended January 31, 2007, 2006 and 2005, respectively. Sales and cost of sales are presented net of gross receipts taxes.

(j)	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

(k)	Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and long-term debt approximate fair value.

(l)	Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The Company has identified the estimated useful lives of its fixed assets and the valuation for deferred taxes as its significant estimates. Actual results could differ from all estimates made.

(m)	Earnings Per Share

Earnings per share of common stock, both basic and diluted, are computed by dividing net income by the weighted average common shares outstanding, assuming the shares distributed on January 30, 2001 were outstanding for all periods presented. Diluted earnings per share is calculated in the same manner as basic earnings per share as there were no potential dilutive securities outstanding for all periods presented. There was no issuance or acquisition of the Company’s outstanding common shares for fiscal years ended January 31, 2007, 2006 and 2005, respectively.

(n)	Reclassifications

Certain 2006 and 2005 amounts have been reclassified to conform to 2007 presentation. Such reclassifications had no effect on net income. Property and equipment held for sale is reclassified as a component separate from continuing operations in the income statement in accordance with SFAS No. 144, paragraph 43. Management’s intent is to sell three of the Company’s retail locations in the ensuing fiscal year.

Marketable securities consist of certificates of deposit with maturities greater than three months and the sum of these certificates of deposit were reclassified from cash to marketable securities.

(o)	Accounts Receivable

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

Management believes that all accounts receivable are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required.

(p)	Notes Receivable

Notes receivable are accounted for using the installment method of accounting as well as original note value. In accordance with FAS 66, “Accounting for Sales of Real Estate”, gains were deferred on loans not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value.

Management believes that all notes accounts are fully collectable. Therefore, no allowance for doubtful accounts is deemed to be required.

(q)	Deferred Revenue

The current portion of deferred revenue consists of advertising revenue received in advance for billboards that the Company rents. This revenue is recognized in income as services are provided over the term of the contract.

(r)	Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $38,977, $38,352 and $32,736 for fiscal years ended January 31, 2007, 2006 and 2005 respectively.

(s)	Freight Costs

General and administrative expense includes inbound freight costs incurred to acquire inventory for sale. Inbound freight costs are expensed as incurred. Freight expense was approximately $210,085, $230,301 and $225,106 for fiscal years ended January 31, 2007, 2006 and 2005, respectively.

(t)	Concentration in Suppliers

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

(2)	Notes Receivable

Notes receivable as of January 31, 2007 and 2006 consist of the following:

	2007	2006

$100,000 8% note of which $85,124 was deferred, due $667 interest only monthly, $4,000 principal due the first year and $24,000 annually for the remaining four years (a)	$14,281	14,876
$80,000 8% note of which $21,886 was deferred, due $1,622 monthly (including interest) through 2010 (a)	45,681	55,725
$75,000 8% note of which $31,378 was deferred, due $4,587 quarterly (including interest) through 2010 (a)	20,196	39,996
$53,000 8.5% note, due $680 monthly (including interest) through 2011 (b)	51,455	—
$108,500 9% note, of which $24,409 was deferred, due $6,797 quarterly (including interest) through 2011 (a)	80,607	—
$67,500 9% note, of which $15,120 was deferred, due $3,398 quarterly (including interest) through 2001 (a)	37,614	—
$67,500 9% note, of which $15,120 was deferred, due $3,398 quarterly (including interest) through 2001 (a)	37,614	—
	287,448	110,597
Less current portion	(55,285)	(8,928)
	$232,163	101,669
___________
(a) Collateralized by the property sold. In the event of default, the property reverts back to the Company.
(b) No collateral.

The Company uses the accrual method to recognize interest income.

On September 1, 2005, the Company sold vacant land located in Alamogordo, New Mexico to Lost River Estates, LLC for $20,000 cash and a note receivable of $100,000. The note receivable has a stated rate of interest of 8%. Interest is payable monthly with principal payable in annual installments of $4,000 for the first year and $24,000 for the following four years. The property sold had a carrying value of $9,020 and the costs incurred to sell the land were $8,831. The gain on the sale of the land was $102,149 of which $17,025 was recognized initially and $85,124 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The current deferred gain of $14,281 is reflected as a reduction to the note receivable in the accompanying balance sheet.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

On October 12, 2005, the Company sold vacant land located in Benson, Arizona to D. Fenn Enterprises, Inc. for $10,000 cash and a note receivable of $80,000. The note receivable has a stated rate of interest of 8% and is payable in monthly installments of $1,622 for five years. The property sold had a carrying value of $64,167 and the costs incurred to sell the land were $1,211. The gain on the sale of the land was $24,622 of which $2,736 was recognized initially and $21,886 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The current deferred gain of $45,681 is reflected as a reduction to the note receivable in the accompanying balance sheet.

On September 20, 2005, the Company sold vacant land located in Luna County, New Mexico to Lazy L, LLC for $10,000 cash and a note receivable of $75,000. The note receivable has a stated rate of interest of 8% and is payable in quarterly installments of $4,587 for five years. The property sold had a carrying value of $47,675 and the costs incurred to sell the land were $1,764. The gain on the sale of the land was $35,561 of which $4,184 was recognized initially and $31,377 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The current deferred gain of $20,196 is reflected as a reduction to the note receivable in the accompanying balance sheet.

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

On August 15, 2006, the Company entered into promissory note with C. C. Bess in the amount of $53,000. The promissory note has a stated rate of interest of 8.5% and is payable in monthly installments of $680 for five years.

On August 15, 2006, the Company sold vacant land located south of Las Cruces, New Mexico to Larjon, LLC for $26,500 cash and a note receivable of $108,500. The note receivable has a stated rate of interest of 9.0% and is payable in quarterly installments of $6,797 for five years. The property sold had a carrying value of $104,000 and the costs incurred to sell the land were $630. The gain on the sale of the land was $30,370 of which $5,961 was recognized initially and $24,409 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The current deferred gain of $80,607 is reflected as a reduction to the note receivable in the accompanying balance sheet.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

On August 15, 2006, the Company sold two lots of vacant land located south of Las Cruces, New Mexico to Teak, LLC for $26,500 cash and two notes receivable of $54,250 each. Both notes receivable have a stated rate of interest of 9.0% and both are payable in quarterly installments of $3,398 for five years. The property sold had a carrying value of $96,530 and the costs incurred to sell the land were $844. The gain on the sale of the land was $37,626 of which $7,386 was recognized initially and $30,240 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The current deferred gain of $75,229 is reflected as a reduction to the note receivable in the accompanying balance sheet.

Management believes that all notes receivable are fully collectable. Therefore, no allowance is deemed to be required.

(3)	Property and Equipment

Property and equipment consist of the following at January 31:

	Estimated life (years)	2007	2006

Land		$939,211	1,122,422
Buildings and improvements	10 - 40	8,872,142	8,720,105
Machinery and equipment	3 - 10	6,886,677	6,695,912
Autos, trucks and mobile homes	3 - 10	1,714,567	1,660,692
Billboards	15 - 20	1,715,073	1,446,962
Construction in progress		58,428	25,710
		20,186,098	19,671,803
Less accumulated depreciation		(10,479,927)	(9,794,902)
Property and equipment, net		$9,706,171	9,876,901

Assets held for sale		4,205,410	4,183,429
Less accumulated depreciation		(1,646,663)	(1,519,301)
Assets held for sale, net		$2,558,747	2,664,128

Depreciation expense:		$751,169	736,550
Continuing operations		127,362	143,594
Discontinued operations		$878,531	880,144

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

Depreciation expense was $878,531 and $880,144 for fiscal years ending January 31, 2007 and 2006, respectively, and was charged to operations.

Gains and losses on sale of property, equipment, early termination of wholesale gasoline location and investment in real estate at January 31:

	2007	2006

Land	$36,962	233,785
Buildings and improvements	—	(78,146)
Machinery and equipment	2,638	30,723
Autos, trucks and mobile homes	(25)	—
Investment in real estate	—	10,231
Fill dirt	23,881	—
Sign easement	50,000	—
	$113,456	196,593

Construction in progress consists of various supply inventories the Company has on hand to repair and maintain its billboards as well as for the occasional building of billboards.

On September 1, 2005, the Company sold vacant land located in Alamogordo, New Mexico to Lost River Estates, LLC for $20,000 cash and a note receivable of $100,000. The note receivable has a stated rate of interest of 8%. Interest is payable monthly with principal payable in annual installments of $4,000 for the first year and $24,000 for the following four years. The property sold had a carrying value of $9,020 and the costs incurred to sell the land were $8,831. The gain on the sale of the land was $102,149 of which $17,025 was recognized initially and $85,124 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On October 12, 2005, the Company sold vacant land located in Benson, Arizona to D. Fenn Enterprises, Inc. for $10,000 cash and a note receivable of $80,000. The note receivable has a stated rate of interest of 8% and is payable in monthly installments of $1,622 for five years. The property sold had a carrying value of $64,167 and the costs incurred to sell the land were $1,211. The gain on the sale of the land was $24,622 of which $2,736 was recognized initially and $21,886 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On September 20, 2005, the Company sold vacant land located in Luna County, New Mexico to Lazy L, LLC for $10,000 cash and a note receivable of $75,000. The note receivable has a stated rate of interest of 8% and is payable in quarterly installments of $4,587 for five years. The property sold had a carrying value of $47,675 and the costs incurred to sell the land were $1,764. The gain on the sale of the land was $35,561 of which $4,184 was recognized initially and $31,377 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

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

On August 15, 2006, the Company sold vacant land located south of Las Cruces, New Mexico to Larjon, LLC for $26,500 cash and a note receivable of $108,500. The note receivable has a stated rate of interest of 9.0% and is payable in quarterly installments of $6,797 for five years. The property sold had a carrying value of $104,000 and the costs incurred to sell the land were $630. The gain on the sale of the land was $30,370 of which $5,961 was recognized initially and $24,409 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On August 15, 2006, the Company sold two lots of vacant land located south of Las Cruces, New Mexico to Teak, LLC for $26,500 cash and two notes receivable of $54,250 each. Both notes receivable have a stated rate of interest of 9.0% and both are payable in quarterly installments of $3,398 for five years. The property sold had a carrying value of $96,530 and the costs incurred to sell the land were $844. The gain on the sale of the land was $37,626 of which $7,386 was recognized initially and $30,240 was deferred. In accordance with FAS 66, “Accounting for Sales of Real Estate”, the gain was deferred because the minimum initial investment by the buyer was less than the required 20% initial investment expressed as a percentage of the sales value (FAS 66, “Accounting for Sales of Real Estate”, paragraph 54). Therefore the gain will be recognized into income using the installment method as payments are received. The deferred gain is reflected as a reduction to the note receivable in the accompanying balance sheet.

On November 27, 2006, the Company entered into a purchase agreement with Maxwell & Associates Real Estate Holdings, LLC to sell property, fixtures and equipment located in Edgewood, New Mexico. The contract sales price is $1,300,000 including a $25,000 earnest deposit. Closing was scheduled on or before January 30, 2007. Closing was extended until February 20, 2007. The closing date expired and the $25,000 earnest deposit was advanced to the Company. The property, fixtures and equipment remain for sale and therefore have been identified as a component as defended in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets (as amended). The carrying value of the property, fixtures and equipment of approximately $499,000 and $521,000 has been reclassified as assets held for sale in the January 31, 2007 and January 31, 2006 balance sheets, respectively. The results of operations of ($119,312), ($89,596) and ($80,882) for the twelve months ended January 31, 2007, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

On November 27, 2006, the Company entered into a letter of intent with the Pueblo of Laguna to sell property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit. The letter of intent sales price is $2,500,000 including a $100,000 earnest deposit. Closing was scheduled on or before January 30, 2007. Closing has been extended to April 30, 2007. The Company expects a gain on the sale of approximately $900,000. The carrying value of the property, fixtures and equipment of approximately $1,393,000 and the related debt, $549,000 and $1,466,000 and the related debt, $602,000 has been reclassified as assets held for sale in the January 31, 2007 and January 31, 2006 balance sheets, respectively. The estimated cost of the sale is approximately $207,000. The operations of this location have been identified as a component as defined in FAS Statement No. 144 - Accounting for the Impairment of Disposal of Long-Lived Assets (as amended). Accordingly, the results of operations ($56,303), ($82,439) and ($108,691) for the twelve months ended January 31, 2007, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net the related income tax benefit.

During the fourth quarter of the Company’s fiscal year 2007, the Company’s property, fixtures and equipment located 4 miles north of Alamogordo have been listed for sale and therefore has been identified as a component as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets (as amended). The carrying value of the property, fixtures and equipment of approximately $667,000 and $677,000 has been reclassified as assets held for sale in the January 31, 2007 and January 31, 2006 balance sheets, respectively. The results of operations of ($28,556), ($17,128) and ($31,072) for the twelve months ended January 31, 2007, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

(4)	Intangible Assets

Intangible assets, at cost, consist of the following at January 31:

	2007	2006

Franchise fees	$132,442	132,442
Debt issuance costs	391,165	384,915
	523,607	517,357
Less accumulated amortization	(361,905)	(327,335)
	$161,702	190,022

The following schedule discloses the estimated amortization expense at January 31:

2008	$29,190
2009	23,490
2010	22,740
2011	22,490
2012	20,702
Thereafter	43,090
Total	$161,702

(5)	Investment in Real Estate

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

In July 2006, the Company renewed a $1,250,000 open line of credit with one of its existing lenders. The Company incurred $6,250 of debt issuance costs for the renewal which will be amortized over the life of the loan. The line-of-credit is secured by all assets. The Company did not borrow any funds during fiscal year 2007. As of January 31, 2007, $1,250,000 remains on the open line of credit that will mature July 2008 and requires variable interest (8.25% at January 31, 2007). The Company can borrow from the open line of credit at any time.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

(7)	Long-term Debt

Long-term debt consists of the following at January 31:

	2007	2006

Due bank, maturity September 2008, interest at 7.26%, monthly installments of $5,787, secured by all assets	$598,238	789,030
Due bank, maturity October 2013, interest at 7.26%, monthly installments of $2,752, secured by all assets	295,606	315,433
Due bank, maturity September 2014, interest at 7.26%, monthly installments of $3,844, secured by all assets	412,862	436,210
Due bank, maturity January 2011, interest at 7.26%, monthly installments of $4,790, secured by buildings and equipment	507,305	569,518
Due bank, maturity February 2015, interest at 7.26%, monthly installments of $19,390, secured by all assets	2,082,756	2,125,679
Due bank, maturity November 2014, interest at 7.26%, monthly installments of $4,485, secured by all assets	481,737	488,601
Long-term debt of continuing operations	4,378,504	4,724,471
Less current maturities of continuing operations	(180,621)	(463,696)
Long-term debt, less current maturities of continuing operations	$4,197,883	4,260,775

Due bank, maturity October 2013, interest at 7.26%, monthly installments of $4,577, secured by all assets	491,597	525,019
Due bank, maturity January 2013, interest at 6%, monthly installments of $944, secured by land	57,057	64,719
Long-term debt of discontinued operations	548,654	589,738
Less current maturities of discontinued operations	(28,006)	(51,727)
Long-term debt, less current maturities of discontinued operations	$520,648	538,011

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

Future maturities of long-term debt for the years ending January 31 are as follows:

	Continuing operations	Discontinued operations

2008	$180,621	28,006
2009	194,180	29,999
2010	720,095	32,135
2011	191,006	34,425
2012	588,638	36,879
Thereafter	2,503,964	387,210
Total	$4,378,504	548,654

The Company uses the direct identification method for allocating interest to its discontinued operations.

On September 29, 2006, the Company changed its terms agreements with its primary lender, Bank of the West. The agreements modified the Company’s $4,870,101 debt with Bank of the West from a variable rate of interest to a fixed rate of interest of 7.26% for the next five years. In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the present value of the cash flows under the terms of the modified debt was less than 10% from the present value of the remaining clash flows under the terms of the original debt. Therefore, the modification of terms was not considered substantially different and there was no debt extinguishment.

Under the Master Loan Agreement, the Company must maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized. There are other certain restrictions and limitations, including the restrictions on payment of dividends by The Company, limitation on the issuance of additional debt, the redemption of capital stock and the sale or transfer of assets. For fiscal year ending January 31, 2007, the Company was not aware of any non-compliance with the minimum financial ratios.

(8)	Income Taxes

Income taxes consist of the following for the years ended January 31:

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

	Current	Deferred	Total

2007:
U.S. Federal	$272,700	(44,100)	228,600
State	54,600	(8,800)	45,800

	$327,300	(52,900)	274,400

2006:
U.S. Federal	$358,200	(54,200)	304,000
State	71,700	(10,800)	60,900

	$429,900	(65,000)	364,900

2005:
U.S. Federal	$184,500	69,900	254,400
State	37,000	14,000	51,000

	$221,500	83,900	305,400

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

	2007	2006	2005

Computed “expected” tax expense, continuing operations	$346,838	445,588	380,288
Computed “expected” tax benefit, discontinued operations	(116,526)	(100,402)	(127,217)

State income tax expense, net of federal tax benefit, continuing operations	45,501	56,798	50,534
State income tax benefit, net of federal tax benefit, discontinued operations	(15,287)	(12,798)	(16,905)

Other, continuing operations	20,894	(31,350)	28,100
Other, discontinued operations	(7,020)	7,064	(9,400)
Total	$274,400	364,900	305,400

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

	2007	2006

Deferred tax assets -
At January 31, 2007 deferred revenue principally due to accrual for financial reporting purposes	$16,702	37,266
At January 31, 2007, compensated absences, principally due to accrual for financial reporting purposes	35,708	34,724
Other	(110)	10
Total gross deferred tax assets	52,300	72,000
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	810,528	884,185
Other	1,072	15
Total gross deferred liabilities	811,600	884,200
Net deferred tax liability	$759,300	812,200

There was no valuation allowance for deferred tax assets as of January 31, 2006, 2005 or 2004. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

At January 31, 2001 the Company recorded a tax payable to Lamar Advertising Company (“Lamar”) (as successor to Bowlin Outdoor Advertising and Travel Centers Incorporated (“Outdoor”). Prior to that date, the Company and Outdoor were part of a consolidated group for tax purposes, and effective January 30, 2001, Outdoor spun off the stock of the Company in a tax free distribution to Outdoor’s shareholders. Immediately thereafter, Outdoor merged with and into Lamar.

In anticipation of the spin-off, the Company and Outdoor entered into a Tax Sharing and Disaffiliation Agreement, pursuant to which Outdoor and the Company each agreed to indemnify the other against taxes attributable to their respective operations, both before and after the spin-off. The Tax Sharing and Disaffiliation Agreement specifically provided that, in determining taxes attributable to Outdoor and the Company for periods prior to the spin-off, any net losses of either Outdoor of the Company would offset the income of the other. Thus, if the net losses for Outdoor were in excess of the income of the Company for a tax year, the Company would not have any payment obligation to Outdoor under the Tax Sharing and Disaffiliation Agreement for such tax year.

Outdoor’s net losses for the tax year 2000 (fiscal year ending January 31, 2001) exceeded the income of the Company for such year. As a result, the Company had no obligation to Outdoor for any payment under the Tax Sharing and Disaffiliation Agreement. Management believes that the Company had no obligation to Outdoor for any such payment under the Tax Sharing and Disaffiliation Agreement. As a result, the liability of $201,200 has been removed from the Company’s books and recorded as an unusual item in the income statement.

(9)	Profit-Sharing Plan

The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees. The plan year end is December 31. The elected salary reduction is subject to limits as defined by the Internal Revenue Code. The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors. Legal and accounting expenses related to the plan are absorbed by the Company. The Company’s contributions to the profit-sharing plan were $61,926, $60,020 and $64,361 in fiscal 2007, 2006 and 2005, respectively.

(10)	Commitments

The Company leases land at several of its retail operating locations. Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $240,215, $255,426 and $237,970 for the years ended January 31, 2007, 2006 and 2005, respectively. The Company also leases land where several of its retail billboards are located and rent expense for these leases was $187,552, $191,088 and $152,158 for the years ended January 31, 2007, 2006 and 2005, respectively.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

The leasing agreements for the various locations include 5 to 35 year leases with remaining lives on those leases ranging from approximately 5 to 31 years at January 31, 2007. One of the contingent rentals has a fixed annual payment of $20,000 adjusted annually according to the consumer price index (CPI) plus 2.5% of merchandise and Dairy Queen sales plus $0.0025 of gasoline gallons sold. One of the contingent rentals has a fixed annual payment of 10,806 adjusted annually by 3%. One of the contingent leases is based on 3% of merchandise sold plus 3% of gasoline gallons sold up to 360,000 gallons; the percentage changes to 1% of gasoline gallons sold above the 360,000 gallons. One of the contingent leases has a fixed annual payment of $21,684 adjusted every five years according to the consumer price index (CPI) plus 2.5% of merchandise sales and $0.0025 of gasoline gallons sold. One of the contingent leases has a fixed monthly amount of $4,267 plus 10% of merchandise sales up to $250,000; the percentage changes to 5% in excess of $250,00 plus 5% of Dairy Queen sales up to $140,000; the percentage changes to 3% in excess of $140,000 plus $0.005 per gallon sold with a base of $100.00. In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

Future minimum rental payments under these leases are as follows:

Year ending January 31:
2008	$187,455
2009	155,327
2010	148,726
2011	122,747
2012	50,806
Thereafter	717,442

Total	$1,382,503

(11)	Related Party Transactions

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2007

The sales with the associated cost of goods and gross profit consist of the following at January:

	2007	2006	2005

Gross sales	$—	1,137,523	1,333,324
Cost of goods sold	—	1,109,490	1,288,990

Gross profit	$—	28,033	44,334

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in the control environment related to general merchandise inventory at the Company’s twelve retail locations and the related disclosure controls and procedures are ineffective. The Company used estimates throughout the year based on standard markups within defined categories to record cost of goods sold. The Company historically counts physical inventory at each location at the end of each fiscal year. During the third quarter ended October 31, 2006, the Company took interim physical inventories at its retail locations and variances between the estimates used and physical counts were accounted for at the end of the third quarter. At January 31, 2007, the Company took physical inventories at its retail locations. Variances between the estimates used and physical counts were accounted for at year end.

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.540 million or 42.1% of the Company’s total inventory. Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur. Therefore, the balance in the warehouse inventory account represents the ending inventory amount and there is no weakness related to the warehouse inventory. The warehouse inventory at the end of the Company’s fiscal year was approximately $1.214 million or 33.2% of the Company’s total inventory. Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical was reconciled to the book; therefore there are no weaknesses related to these inventories. Gasoline, Dairy Queen food, and jewelry inventories were approximately $775,000 or 21.2% of the Company’s total inventory.

The Company is dedicating resources to correct this issue and is in the process of implementing a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold. Other than the above issue, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The first phase of the plan, which was completed in March 2007, is to have all items in the Company’s central warehouse bar-coded. The second phase of the plan, which is to bar code the merchandise at the Company’s twelve retail locations, is in process.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the officers and directors of Bowlin Travel Centers.  A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

Michael L. Bowlin	63	Chairman of the Board, President and Chief Executive Officer
William J. McCabe	57	Senior Vice President -Management Information Systems, Secretary, Treasurer and Director
David B. Raybould	54	Director
Nina J. Pratz	55	Chief Financial Officer, Senior Vice President and Director
Kim D. Stäke	51	Chief Administrative Officer, Vice President and Director

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

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s commons stock to file reports of ownership and changes in ownership with the Securities and Exchange Commissions. Officers, directors and greater than ten percent (10%) owners are also required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that, during the fiscal year ended January 31, 2007, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than ten percent (10%) owners were complied with.

SHAREHOLDER NOMINATIONS

The Company’s entire Board of Directors performs the functions similar to those of a nominating committee. The Board of Directors believes that given the size of the Company and its operations, it is more efficient for the entire Board to perform this function, rather than delegating this to a committee. The full Board, including the Company’s President and Chief Executive Officer, identifies director nominees. The Company’s Chief Executive Officer, Mr. Bowlin, owns approximately 61.5% of the Company’s common stock and approved the nomination of the members of the Board identified herein. The Company’s existing directors and officers own a majority of the Company’s common stock, and, as a result, this group’s affirmative vote is sufficient to elect director nominees. Consequently, the Board has not established a procedure for shareholders to nominate potential candidates for director nominees.

The Board will consider, but is not required to approve, nominations for directors by shareholders for any annual meeting of the Company, provided a written recommendation is received by the Company no later than the date shareholder proposals must be submitted for consideration prior to such annual meeting.

The Company has not granted any plan-based awards to any officers and there were no outstanding equity awards, exercise of stock options, SARs and similar instruments, or vesting of stock, including restricted stock, restricted stock units or similar instruments, at year end.

The Company has no pension plans or nonqualified defined contribution or other nonqualified deferred compensation plans.

ITEM 11.	EXECUTIVE COMPENSATION

No employee or officer of Bowlin Travel Centers has entered into an employment agreement with Bowlin Travel Centers, nor do we anticipate entering into any employment agreements in the future.

The following table summarizes all compensation paid by Bowlin Travel Centers, Inc. to its Chief Executive Officer and Chief Financial Officer for services rendered to Bowlin Travel Centers, Inc. during the fiscal years ended January 31, 2007, 2006 and 2005. The Company has no other executive officer whose total annual salary and bonus paid to them by Bowlin Travel Centers, Inc. exceeded $100,000 for the most recent fiscal year. All information set forth in this table reflects compensation earned by these individuals for services with Bowlin Travel Centers.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	All Other Compensa-tion ($) (#)	Total ($)

Michael L. Bowlin Chairman of the Board, President, CEO & Director	2007 2006 2005	97,500 97,500 97,500	85,050 35,050 35,050	15,912 (2) 17,526 (2) 17,438 (2)	198,462 150,076 149,988

Nina J. Pratz CFO, Senior Vice- President, & Director	2007 2006 2005	78,000 78,000 78,000	21,375 10,075 10,075	6,639 3,389 9,875	106,014 91,464 97,950
_______________
(1)	Includes amounts deferred at the election of the CEO and the CFO to be contributed to their 401(k) Profit Sharing Plan account.

(2)
Amount for 2007 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $7,792 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin’s car allowance. Amount for 2006 includes (i) $1,620 discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $9,406 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner, and (iii) $6,500 for Mr. Bowlin’s car allowance. Amount for 2005 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $9,318 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin’s car allowance.

(3)
Amount for 2007 includes (i) $3,639 of Bowlin Travel Centers discretionary matching contributions allocated to Ms. Pratz’s 401(k) account and (ii) $3,000 for vacation pay-out. Amount for 2006 includes $3,389 of Bowlin Travel Centers discretionary matching contributions allocated to Ms. Pratz’s 401(k) account. Amount for 2005 includes (i) $3,875 of Bowlin Travel Centers discretionary matching contributions allocated to Ms. Pratz’s 401(k) account and (ii) $6,000 for vacation pay-out.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company are entitled to receive $500 per each meeting of the Board of Directors, or any committee thereof, attended. Directors do not receive stock or option awards, benefits or any other compensation for services as directors of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

The Board of Directors has responsibility for, among other things, establishing, reviewing and monitoring compensation of the Company’s officers. Our named executive officers are: Michael L. Bowlin, President and Chief Executive Officer and Nina J. Pratz, Chief Financial Officer and Senior Vice President. The Company does not have a compensation committee. Instead, the entire Board of Directors functions with the same responsibilities typically given a compensation committee.

COMPENSATION PHILOSOPHY AND OBJECTIVES

In general the Board of Directors compensation philosophies are based upon the following subjective principles:

—	Compensation programs should reflect and promote the Company’s goals and reward individuals for contributions to the Company’s success in achieving its goals.

—	Compensation should be related to the value created for the Company and its stockholders.

—	Compensation programs should integrate both the long and short term strategies of the Company.

—	Compensation programs should be designed to attract and retain key executives critical to the long-term success of the Company.

Total compensation for senior management is set at levels that the Board of Directors believes are competitive in relation to companies of similar type and size; however the Board of Directors has conducted no independent investigation of such levels. Components of executive compensation include base salary and a discretionary bonus program. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

RESPONSIBILITY FOR COMPENSATION DECISIONS

The Board of Directors makes all decisions regarding the compensation of Mr. Bowlin and Ms. Pratz. Their performance is reviewed annually by the Board. The Board has not proposed an increase in Mr. Bowlin’s or Ms. Pratz’s salary for several years, although the Board does use bonuses to compensate Mr. Bowlin and Ms. Pratz (see “Elements of Executive Compensation, Bonus Compensation” for further information). The Board does not expect that their base salaries will materially change in the next year.

The Board does not use a written policy for compensation but has operated under an informal policy that the market value of the Company’s stock will not be considered in the compensation of any executive officer.

While the Board has general knowledge of its industry, it does not use compensation consultants or surveys of competitor or industry compensation to set compensation for its named executive officers.

ELEMENTS OF EXECUTIVE COMPENSATION

We rely on a mix of base salary, bonuses, benefits and limited perquisites to attract, retain and motivate our named executive officers. The Company does not offer any equity-based compensation to our employees, including our named executive officers. To date, we have elected not to provide any form of long-term incentive compensation to our named executive officers. The Board regularly considers the nature of our compensation program, including the various compensation elements that should be part of our overall compensation program for officers.

Base Salaries

The Board of Directors establishes base salaries for the Company’s named executive officers at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s positions. In this regard, the Board considers the compensation practices and corporate financial performance of similarly situated companies. The Board of Directors takes into account a number of factors, including, but not limited to, management’s efforts to improve levels of sales and profitability and to expand markets into which the Company’s products are distributed and sold. The Board also considers management’s consistent commitment to the long-term success of the Company through developing and implementing strategic business acquisition opportunities.

Based upon its evaluation of these factors, the Board of Directors believes that senior management is dedicated to achieving long-term financial improvements, and that the compensation policies, plans and programs administered by the Board contribute to management’s commitment. The Board of Directors attempts to assimilate all of the foregoing factors when it renders its compensation decision; however, the Board recognizes that its decisions are subjective in nature due to the subjective criteria on which such decision are based. The Board of Directors does not assign any specified weight to the criteria it considers.

Bonus Compensation

Bonus compensation is paid at the discretion of the Board of Directors. Determination of the Board of Directors with regard to the award of bonus compensation are generally based upon the Board’s evaluation of the same factors previously described above under “Base Salaries” and other subjective criteria. Bonus compensation is also based on the Company’s overall performance.

Other Compensation

Mr. Bowlin and Ms. Pratz do participate in other benefits such as matching contributions to 401(k), term life, auto and disability insurance policies and a car allowance. The Company’s Board of Directors determines the amount of the Company’s 401(k) match. The Board believes that such benefits are appropriate to compensate Mr. Bowlin and Ms. Pratz in lieu of paying them higher salaries.

SEVERANCE BENEFITS

All of our named executive officers are employed on an at-will basis. No employment agreement or contract of any kind exists between us and any of our named executive officers. We do not have any severance or change of control payments arrangements in place with any named executive officer.

BOARD COMPENSATION REPORT

The Board has reviewed and discussed with management the Compensation Discussion and Analysis found in this report. Based on our review and discussions, we recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Submitted by Bowlin Travel Centers, Inc. Board of Directors

Michael L. Bowlin William J. McCabe Nina J. Pratz David B. Raybould Kim D. Stäke

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 2007, there were 4,583,348 shares of Bowlin Travel Centers common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group. This security ownership disclosure includes shares that may be received in 60 days as required by Exchange Act Rule 13d-3.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (3)	Percent of Class (4)

Michael L. Bowlin (5)(1)	2,818,536	61.5%
William J. McCabe (1)	64,548	1.4%
Nina J. Pratz (1)	116,802	2.5%
Kim D. Stäke (1)	*	*
David B. Raybould (1)	—	—
Monica A. Bowlin (6)(1)	2,818,536	61.5%
Yorktown Avenue Capital, LLC (2)	514,680	11.2%
All directors and executive officers as a group (5 persons)	2,999,886	65.4%
_________________
*	Less than 1.0%

(1)	Address is c/o Bowlin Travel Centers, Inc., 150 Louisiana NE, Albuquerque, NM, 87108.

(2)	Address is 415 South Boston, 9th Floor, Tulsa, Oklahoma 74103.

(3)
Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as shown beneficially owned by them.

(4)	The shares and percentages shown include the shares of common stock actually owned as of April 27, 2007.

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

The Company has no compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s entire Board of Directors reviews any potential related party transaction. The Board does not have a written policy with respect to such transactions but would normally consider factors such as: fairness of the transaction, benefit to the Company, benefit to the officer or director, and impact on the Company in general.

The Board has determined that only one of the Company’s directors, David B. Raybould, is “independent” within the meaning of Item 407 of Regulation S-K under the rules of the Securities and Exchange Commission.

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

Audit Fees

The aggregate fees billed by Neff+Ricci LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended January 31, 2006 and January 31, 2005, and for the review of the financial statements included in the Company’s quarterly Reports on Form 10-Q for the fiscal years ended January 31, 2007 and January 31, 2006, were approximately $58,500 and $37,000 respectively.

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

On November 10, 2006, Moss Adams LLP (“Moss Adams”) resigned as Bowlin Travel Centers, Inc. (the “Company”), registered independent public accounting firm. Moss Adams audit reports on the Company’s financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On November 9, 2006, the Company engaged the firm of Accounting & Consulting Group, LLP (“The Group”) as its registered independent public accounting firm for the 2007 fiscal year. The Company’s Board of Directors recommended and approved the decision to change accountants and the engagement of The Group. The Company has no audit or similar committee.

Audit-Related Fees

None.

Tax Fee

The fees billed by Greg DuBrock, CPA for professional services rendered for the preparation of the Company’s tax return for the fiscal year ended January 31, 2007 and January 31, 2006 were approximately $1,000 for both fiscal years.

All Other Fees

The fees billed by Greg DuBrock, CPA for professional services rendered for the preparation of the Company’s annual return/report of employee benefit plan for the fiscal year ended January 31, 2007 and January 31, 2005 were approximately $2,100 for both fiscal years.

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

INDEX TO EXHIBITS
(Continued)

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

10.29(1)	Lease Agreement between Bowlin Outdoor Advertising and Travel Centers Incorporated and the Registrant, dated August 1, 2000.
10.30(2)	Contribution Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
10.31(2)	Tax Sharing and Disaffiliation Agreement, dated as of November 1, 2000, by and between the Registrant and Bowlin Outdoor Advertising and Travel Centers Incorporated.
10.32(3)	Loan Agreement with Bank of the West, dated July 10, 2003, by and amoung the Registrants, Bowlin Travel Centers, Inc., and Bank of the West.
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

10.37(6)
Purchase and Sale agreement, dated October 12, 2005 by and between Bowlin Travel Centers, Inc. and Devin Fenn dba D. Fenn Enterprises, Inc. for vacant land known as lots 15 through 26, inclusive, and lot 29, P.I.C. Benson Acres, according to tiled Map No. 615. records of Cochise County in Benson, Arizona.

10.38(8)	Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Teak, LLC for a tract of land known as Lot 1 Bowlin Tracts in the County of Dona Ana, New Mexico.
10.39(8)	Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Teak, LLC for a tract of land known as Lot 2 Bowlin Tracts in the County of Dona Ana, New Mexico.
10.40(8)
Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Larjon, LLC for a tract of land known as part of Lot 53, Subdivision of Lots 4 and 5 of the Brazito Tract.

10.41(8)	Promissory Note, dated August 15, 2006 by and between Bowlin Travel Centers Inc. and C. C. Bess.

INDEX TO EXHIBITS
(Continued)

10.42(9)	Change in terms agreements with Bank of the West, dated September 29, 2006, by and between Bowlin Travel Centers, Inc., and Bank of the West.
10.44(9)
Purchase agreement, dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and Maxwell & Associates Real Estate Holdings, LLC for property, fixtures and equipment located in Edgewood, New Mexico.

10.45(9)
Letter of intent, dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and the Pueblo of Laguna to purchase property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.

10.46(10)
Retailer Product Sales Agreement, dated January 15, 2007, by and between Arizona Fuel Distributors and Bowlin Travel Centers, Inc. for the purchase of Shell brand fuel at Bowlin’s “The Thing” Travel Center and DQ near Benson, AZ, together with addendum.

10.47(10)
Retailer Product Sales Agreement, dated January 15, 2007, by and between Arizona Fuel Distributors and Bowlin Travel Centers, Inc. for the purchase of Shell brand fuel at Bowlin’s Picacho Peak Plaza in Picahco, AZ, together with addendum.

10.48(10)
Retail Sales Agreement, dated January 15, 2007, by and between Arizona Fuel Distributors and Bowlin Travel Centers, Inc. for the purchase of Mobil brand fuel at Bowlin’s Picacho Peak DQ Travel Center in Picacho, AZ, together with addendum.

10.49(10)
Amendment dated February 22, 2007 extending the closing date of the Letter of Intent dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and the Pueblo of Laguna to purchase property, fixtures and equipment until March 15, 2007 and Second Amendment dated March 14, 2007 extending the closing date until April 30, 2007.

31.1.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.1.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Form 10, filed November 10, 2000.
(2)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Amendment No. 1 to the Form 10, filed December 8, 2000.
(3)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed September 10, 2004.
(4)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q, filed December 10, 2004.
(5)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-K filed April 15, 2004.
(6)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q filed December 12, 2005.
(7)	Incorporated by reference to the Registrants Form 8-K filed January 9, 2006.
(8)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10 Q filed September 13, 2006.
(9)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10 Q filed December 14, 2006.
(10)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowlin Travel Centers, Inc.

Date: April 27, 2007	By:	/s/ MICHAEL L. BOWLIN

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Date

/s/ MICHAEL L. BOWLIN	April 27, 2007

Michael L. Bowlin Chairman of the Board, President, CEO and Director (Principal Executive Officer)

/s/ NINA J. PRATZ	April 27, 2007

Nina J. Pratz Chief Financial Officer, Senior Vice President, and Director (Principal Accounting Officer)

/s/ WILLIAM J. McCABE	April 27, 2007

William M. McCabe Senior Vice President, Management Information Systems, Secretary, Treasurer and Director

/s/ KIM D. STÄKE	April 27, 2007

Kim D. Stäke Chief Administrative Officer, Vice President and Director

/s/ DAVID B. RAYBOULD	April 27, 2007

David B. Raybould, Director