Form 10-Q
period 2007-04-30
BOWLIN TRAVEL CENTERS INC
filed 2007-06-13
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

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

As of June 13, 2007, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	April 30,	January 31,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,901	$2,308
Marketable securities	781	453
Accounts receivable	87	43
Inventories	3,916	3,655
Prepaid expenses	156	209
Interest receivable	11	16
Income taxes	114	193
Notes receivable, current maturities	56	55
Total current assets	7,022	6,932

Property and equipment, net	9,672	9,706
Assets held for sale	2,541	2,559
Intangible assets, net	153	162
Investment in real estate	416	415
Notes receivable, less current maturities	219	232
Total assets	$20,023	$20,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,287	$950
Current installments of long-term debt	184	181
Current installments of long-term debt of assets held for sale	28	28
Accrued liabilities	489	678
Deferred revenue	25	43
Total current liabilities	2,013	1,880

Deferred income taxes	690	759
Long-term debt, less current installments	4,179	4,198
Long-term debt of assets held for sale, less current installments	485	521
Total liabilities	7,367	7,358

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at April 30, 2007 and January 31, 2007	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at April 30, 2007 and January 31, 2007	5	5
Additional paid in capital	9,775	9,775
Retained earnings	2,876	2,868
Total stockholders’ equity	12,656	12,648
Total liabilities and stockholders’ equity	$20,023	$20,006

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended
	April 30,	April 30,
	2007	2006
	(Unaudited)	(Unaudited)

Gross sales	$6,726	$6,685
Less discounts on sales	49	50
Net sales	6,677	6,635
Cost of goods sold	4,586	4,513
Gross profit	2,091	2,122

General and administrative expenses	(1,815)	(1,725)
Depreciation and amortization	(194)	(185)
Operating income	82	212

Non-operating income (expense):
Interest income	27	17
Gain on sale of property and equipment	28	3
Interest expense	(76)	(82)
Miscellaneous income	2	24
Rental income	47	43

Total non-operating loss (income)	28	5

Income from continuing operations before income taxes	110	217
Income tax expense	(57)	(87)
Income from continuing operations	53	130

Discontinued operations
Loss from operations of discontinued component	(93)	(97)
Income tax benefit	48	39
	(45)	(58)

Net income (loss)	$8	$72

Earnings (loss) per share:
Basic and diluted, continuing operations	$0.012	$0.028
Basic and diluted, discontinued operations	$(0.010)	$(0.012)
Basic and diluted, net income	$0.002	$0.016

Weighted average common shares outstanding	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Three Months Ended
	April 30,	April 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$8	$72
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	206	217
Amortization of loan fee	7	5
Deferred income taxes, net	(69)	2
Gain on sale of assets	(28)	(3)
Changes in operating assets and liabilities, net	(44)	296
Net cash provided by operating activities	80	589

Cash flows from investing activities:
Marketable securities	(328)	221
Proceeds from sale of assets	28	1
Purchases of property and equipment, net	(157)	(179)
Accrued interest receivable	5	9
Notes receivable, net	17	5
Net cash used in (provided by) investing activities	(435)	57

Cash flows from financing activities:
Payments on long-term debt	(52)	(125)
Net cash used in financing activities	(52)	(125)

Net decrease (increase) in cash and cash equivalents	(407)	521
Cash and cash equivalents at beginning of period	2,308	1,894

Cash and cash equivalents at end of period	$1,901	$2,415

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three months ended April 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007. Results of operations for interim periods are not necessarily indicative of results that may be expected for the year as a whole.

2.	The Company continues to list for sale two retail locations located in Alamogordo, New Mexico and Edgewood, New Mexico.

The property, fixtures and equipment located 4 miles north of Alamogordo listed for sale have been identified as a component as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets (as amended). The carrying value of the property, fixtures and equipment of approximately $663,000 and $667,000 have been reclassified as assets held for sale in the April 30, 2007 and January 31, 2007 balance sheets, respectively. The results of operations of approximately ($10,000) and ($9,000) for the three months ended April 30, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The property, fixtures and equipment located in Edgewood listed for sale have been identified as a component as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets (as amended). The carrying value of the property, fixtures and equipment of approximately $489,000 and $499,000 have been reclassified as assets held for sale in the April 30, 2007 and January 31, 2007 balance sheets, respectively. The results of operations of approximately ($27,000) and ($28,000) for the three months ended April 30, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

3.
Subsequent Event. On May 24, 2007, the Company sold property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit to the Pueblo of Laguna for $2,500,000 cash proceeds. The property, fixtures and equipment sold had a carrying value of approximately $1,389,000 and the costs incurred to sell the land are approximately $215,000. The gain on the sale of the property, fixtures and equipment of approximately $896,000 will be recognized into income. The Company expects to use the net proceeds from the sale for capital expenditures at other retail locations and may possibly pay off bank debt.

At April 30, 2007, the property, fixtures and equipment located in New Mexico at the Rio Puerco exit were identified as a component as defined in FAS Statement No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets (as amended). The carrying value of the property, fixtures and equipment of approximately $1,389,000 and $1,393,000 have been reclassified as assets held for sale in the April 30, 2007 and January 31, 2007 balance sheets, respectively. The results of operations of approximately ($8,000) and ($21,000) for the three months ended April 30, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

Index

BOWLIN TRAVEL CENTERS, INC.

Subsequent Pronouncements. FASB Statement No 157 - Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurement. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and the Company plans to adopt the statement prospectively as indicated in the statement. The statement is not expected to have a significant effect on the financial statements of the Company.

FASB Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company plans to adopt the statement prospectively as indicated in the statement. The statement is not expected to have a significant effect on the financial statements of the Company.

PCAOB Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting That Is Integrated with An Audit of Financial Statements. The Public Company Accounting Oversight Board adopted Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting on May 24, 2007 that is integrated with An Audit of Financial Statements, to replace its previous internal control auditing standard, Auditing Standard No. 2. The Board also adopted the related Rule 3525, Audit Committee Pre-Approval of Non-Audit Services Related to Internal Control Over Financial Reporting, and conforming amendments to certain of the Board’s other auditing standards. The final standard may be used by auditors immediately following SEC approval, and it, along with Rule 3525, and the conforming amendments, would be required for all audits of internal control for fiscal years ending on or after November 15, 2007. The compliance date for Sarbanes-Oxley remains the 2007 year-end for non-accelerated filers, accordingly, the Company has plans to be in full compliance by the due date. The Company expects to incur significant costs related to the compliance requirements of Sarbanes-Oxley.

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

Overview

The following is a discussion of the financial condition as of April 30, 2007 and January 31, 2007 and results of operations of the Company as of and for the periods ended April 30, 2007 and 2006. This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2007.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales. Each of the Company’s travel center locations retail a variety of unique Southwestern souvenirs and gifts. Ten of the twelve retail operations retail gasoline. Five of the Company’s twelve locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names. The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

The Company wholesales gasoline to three independent third party locations. The wholesale gasoline does not meet the operating segment definition criteria of paragraph 10(b) of FAS 131, Disclosures about Segments of an Enterprise and Related Information, as the Company does not review wholesale gasoline operating results for decision making about resource allocation. Therefore, wholesale gasoline sales have been aggregated with the Company’s business activities.

The discussion of results of operations, which follows, compares such selected operating data for the interim periods presented.

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended April 30, 2007 and 2006 (unaudited and amounts in thousands, except for earnings per share):

Index

BOWLIN TRAVEL CENTERS, INC.

	2007	2006
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales from continuing operations	$6,726	$6,685

Income from continuing operations	$53	$130

Loss from discontinued operations	$(45)	$(58)

Net income	$8	$72

Earnings per share, continuing operations	$0.012	$0.028

Loss per share, discontinued operations	$(0.010)	$(0.012)

Earnings per share, net income	$0.002	$0.016

Comparison of the Three Months Ended April 30, 2007 and April 30, 2006

Gross sales from continuing operations at the Company’s travel centers increased by 0.6% to $6.726 million for the three months ended April 30, 2007, from $6.685 million for the three months ended April 30, 2006. Merchandise sales from continuing operations decreased 2.1% to $2.187 million for the three months ended April 30, 2007, from $2.235 million for the three months ended April 30, 2006. The decrease is primarily due to weather related conditions that slowed overall highway traffic during the first quarter causing a loss in sales. There was a decrease in general merchandise sales, a decrease in t-shirt sales partially offset by an increase in firework sales, convenience store sales, moccasin and sandal sales. Retail gasoline sales from continuing operations increased 0.04% to $2.443 million for the three months ended April 30, 2007, from $2.442 million for the same period in 2006. The slight increase is due an increase in the average retail price per gallon of $0.05 partially offset by a decrease in gallons sold of approximately 14,000 gallons and decreased highway traffic due to weather conditions. The average gallon of gasoline retailed for $2.79 for the three months ended April 30, 2007 compared to $2.74 for the three months ended April 30, 2006. Restaurant sales from continuing operations decreased 1.8% to $607,000 for the three months ended April 30, 2007, from $618,000 for the three months ended April 30, 2006. The decrease is primarily due weather related conditions that slowed overall highway traffic as well as increases in cost not reflected in retail prices until mid-way through the first quarter. Wholesale gasoline sales to independent retailers increased 7.1% to $1.489 million for the three months ended April 30, 2007, from $1.390 million for the three months ended April 30, 2006. The increase is primarily due to market price increases that were partially offset by one independent location in the prior period not present in the current period as a result of de-branding.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold for continuing operations increased 1.6% to $4.586 million for the three months ended April 30, 2007, from $4.513 million for the three months ended April 30, 2006. Merchandise cost of goods from continuing operations decreased 4.2% to $770,000 for the three months ended April 30, 2007, from $804,000 for the three months ended April 30, 2006. The decrease is primarily related to the decrease in sales due to the weather related conditions that slowed overall highway traffic as well as adjustments decreasing standard markup estimates that the Company uses to record cost of goods. Retail gasoline cost of goods from continuing operations increased 0.5% to $2.164 million for the three months ended April 30, 2007, from $2.154 million for the three months ended April 30, 2006. The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold and decreased highway traffic due to weather conditions. Restaurant cost of goods from continuing operations decreased 0.6% to $170,000 for the three months ended April 30, 2007, from $171,000 for the three months ended April 30, 2006. The decrease is directly related to the decrease in sales caused by weather related conditions that slowed overall highway traffic. Wholesale gasoline cost of goods increased 7.1% to $1.482 million for the three months ended April 30, 2007, from $1.384 million for the three months ended April 30, 2006. The increase is primarily due to market price increases that were partially offset by one independent location in the prior period not present in the current period as a result of de-branding. Cost of goods sold as a percentage of net revenues increased to 68.7% for the three months ended April 30, 2007, as compared to 68.0% for the three months ended April 30, 2006. The increase is primarily due to due to the increase in wholesale gasoline cost of goods.

Gross profit from continuing operations decreased 1.5% to $2.091 million for the three months ended April 30, 2007, from $2.122 million for the three months ended April 30, 2006. The decrease is related to the decrease in merchandise sales from continuing operations due to related to weather conditions that slowed overall highway traffic.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance. General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees. General and administrative expenses increased 5.2% to $1.815 million for the three months ended April 30, 2007, from $1.725 million for the three months ended April 30, 2006. The increase is due to increases in personnel related costs, general repair and maintenance that includes repair and maintenance related to overall weather conditions such as snow removal and wind damage as well as an increase in weed and trash clean up at the retail locations, utilities also related to the unusual winter weather, and costs associated with the Company’s inventory bar-coding project partially offset by decreases in sign repair and maintenance as a result of the winter weather limiting the Company’s ability to travel to billboard locations and the loss of one of the Company’s sign repair contractor vendors, freight as a result of volume purchasing and decreases in overall insurance.

Depreciation and amortization expense for continuing operations increased 4.9% to $194,000 for the three months ended April 30, 2007, from $185,000 for the three months ended April 30, 2006. The increase is associated with certain asset additions in the first quarter offset by some assets becoming fully depreciated.

The above factors contributed to an overall decrease in operating income from continuing operations of 61.3% to $82,000 for the three months ended April 30, 2007, compared to operating income from continuing operations of $212,000 for the three months ended April 30, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense. Interest income increased 58.8% to $27,000 for the three months ended April 30, 2007, compared to interest income of $17,000 for the three months ended April 30, 2006. The increase is due to better interest rates in the current period as well as interest earned on additional notes receivable in the current period that were not present in the prior period. Gains from the sale of assets increased to $28,000 for the three months ended April 30, 2007 from $3,000 for the three months ended April 30, 2006. The gain of $28,000 for the three months ended April 30, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $4,900, an earnest deposit of $25,000 that was forfeited due to a purchase agreement closing date expiring, partially offset by a loss of approximately $1,700 on the sale of equipment. The gain of $3,000 for the three months ended April 30, 2006 is due to the sale of equipment and installment payments received related to notes receivable that include deferred gains. Rental income was $47,000 for the three months ended April 30, 2007 compared to $43,000 for the three months ended April 30, 2006. Interest expense decreased 7.3% to $76,000 for the three months ended April 30, 2007, from $82,000 for the three months ended April 30, 2006. The decrease is primarily due to the Company’s change in terms agreements on September 29, 2006 with its primary lender that resulted in a lower interest rate.

Income from continuing operations before income taxes decreased 49.3% to $110,000 for the three months ended April 30, 2007, compared to income before income taxes of $217,000 for the three months ended April 30, 2006. As a percentage of net revenues, income before income taxes was 1.6% for the three months ended April 30, 2007, compared to 3.3% for the three months ended April 30, 2006.

Income tax expense for continuing operations decreased 34.5% to $57,000 for the three months ended April 30, 2007, compared to income tax expense for continuing operations of $87,000 for the three months ended April 30, 2006. The decrease is a result of lower income from continuing operations before income taxes. In addition, income tax expense in the current period was impacted by permanent tax deductions that increased income tax expense in relation to income from continuing operations.

The foregoing factors contributed to income from continuing operations of $53,000 for the three months ended April 30, 2007, compared to net income from continuing operations of $130,000 for the three months ended April 30, 2006.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale as well as the retail location sold subsequent to the quarter ending April 30, 2007. There was a loss of $93,000 for discontinued operations for the three months ended April 30, 2007 compared to a loss of $97,000 for the three months ended April 30, 2006. There is an income tax benefit of $48,000 for the three months ended April 30, 2007 compared to an income tax benefit of $39,000 for the three months ended April 30, 2006. The net loss from discontinued operations for the three months ended April 30, 2007 is $45,000 compared to a net loss from discontinued operations for the three months ended April 30, 2006 of $58,000.

The foregoing factors contributed to net income for the three months ended April 30, 2007 of $8,000 compared to net income of $72,000 for the three months ended April 30, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Liquidity and Capital Resources

At April 30, 2007, the Company had working capital of $5.009 million compared to working capital of $5.052 million at January 31, 2007 (“working capital” is the excess of total current assets over total current liabilities). At April 30, 2007, the Company had a current ratio of 3.5:1; compared to a current ratio of 3.7:1 as of January 31, 2007 (“current ratio” is the ratio of current assets to current liabilities). The decrease in working capital is due to a decrease in cash of $407,000, an increase in accounts payable of $337,000, a decrease in income taxes of $79,000, and a decrease in prepaid expenses of $53,000, offset by an increase in marketable securities of $328,000, an increase accounts receivable of $44,000, an increase in inventory of $261,000 a decrease in accrued liabilities of $189,000, and a decrease in deferred revenue of $18,000. The decrease in cash is due to lower cash balances at the end of April 30, 2007 as a result of purchasing merchandise in preparation for the Company’s summer peak season that typically begins in the second quarter and capital expenditures as well as a decrease in net income. The decrease in net income is primarily due to weather conditions during the first quarter that decreased highway traffic causing a decrease in sales. The increase in accounts payable is primarily due to merchandise purchasing as the Company prepares for summertime sales as well as timing of electronic fund transfers related to the Company’s wholesale gasoline sales. The decrease in income taxes is a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases. The decrease in prepaid expenses is due to a decrease in prepaid insurance as it nears the June 1, 2007 renewal date and prepaid rent. The increase in marketable securities, which consist of twelve month certificates of deposit, is due to more certificates with maturity dates greater than three months in the current period. The increase in accounts receivable is due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales. The increase in inventory is due to merchandise increases at the Company’s central warehouse and retail locations as the Company prepares for summertime sales which typically occurs in the second quarter, an increase in handmade jewelry purchases received in the Company’s central vault as of April 30, 2007 also in preparation for summertime sales, that have not yet been transferred to the retail locations and an increase in gasoline inventory as a result of higher physical balances and higher market prices. The decrease in accrued liabilities is due to decreases in accrued salaries and wages plus the related payroll taxes, as discretionary bonuses were accrued through January 31, 2007 to be paid the following fiscal year partially offset by an increase in property taxes that were paid in December 2006 and have been accruing since that time. The decrease in deferred revenue is a result of outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2006.

The Company’s travel center operations are subject to seasonal fluctuations. The first quarter of the fiscal year is typically the weakest. Throughout the Company’s fiscal year, revenues and earnings may experience substantial fluctuations from quarter to quarter. These fluctuations could result in periods of increased or decreased cash flow as well as increased or decreased net income.

Net cash provided by operating activities was $80,000 for the three months ended April 30, 2007, compared to $589,000 for the three months ended April 30, 2006. Net cash provided by operating activities for the three months ended April 30, 2007 is primarily attributable to depreciation and amortization expense of $206,000 offset by changes in operating assets and liabilities, net of $44,000, a decrease in deferred income taxes of $69,000 and the gain on sale of assets of $28,000. Net cash provided by operating activities for the three months ended April 30, 2006 was primarily attributable to net income of $72,000 adjusted for depreciation and amortization expense of $217,000 and changes in operating assets and liabilities of $296,000 partially offset the gain on sales of assets of $3,000.

Index

BOWLIN TRAVEL CENTERS, INC.

Net cash used in investing activities for the three months ended April 30, 2007 was $435,000 primarily consisting of an increase in marketable securities of $328,000, $157,000 used for purchases of property and equipment partially offset by the proceeds from the sale of property and equipment of $28,000 and payments from notes receivable of $17,000. Net cash provided by investing activities for the three months ended April 30, 2006 was $57,000, primarily consisting of a decrease in marketable securities of $221,000 partially offset by $179,000 used for purchases of property and equipment.

Net cash used by financing activities for the three months ended April 30, 2007 was $52,000, which consisted of payments on long-term debt. For the three months ended April 30, 2006, net cash used in financing activities was $125,000 which consisted of payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline. During the quarter ended April 30, 2007, retail gasoline sales from continuing operations accounted for approximately 36.3% of the Company’s gross sales. To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities. It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company changed its terms in agreements with its primary lender Bank of the West. The change in terms agreements modified the Company’s $4.821 million debt with Bank of the West from a variable rate of interest subject to annual adjustment to a variable rate of interest subject to adjustment every five years. The rate is currently set at 7.26% for the next five years therefore eliminating the Company’s risk to rising interest rates for the next five years.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weaknesses in the control environment related to general merchandise inventory at the Company’s twelve retail locations and that the related disclosure controls and procedures are ineffective. The Company uses estimates throughout the year that are based on standard markups within defined categories to record cost of goods. The Company historically counts physical inventory at each location at the end of each fiscal year and variances between the estimates used and physical counts are accounted for at that time. To solve the material weaknesses in the control environment related to general merchandise inventory at the Company’s twelve retail locations, the Company took interim inventories during the third quarter of fiscal year 2007. The Company will take interim physical inventories during the third quarter ending October 31, 2007 and will adjust variances between estimates and physical inventories as needed. The Company had no material adjustments at fiscal year end January 31, 2007, does not expect to have a material adjustment at the interim inventories at October 31, 2007 and does not anticipate material adjustments going forward.

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.640 million or 41.9% of the Company’s total inventory. Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur. Therefore, the balance in the warehouse inventory account represents the ending inventory amount and management has concluded there is no weakness related to the warehouse inventory. The warehouse inventory balance at the end of the Company’s first quarter was approximately $1.243 million or 31.7% of the Company’s total inventory. Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical count was reconciled to the Company’s records; therefore management has concluded there are no weaknesses related to these inventories. Gasoline, Dairy Queen food, and jewelry inventories were approximately $926 million or 23.6% of the Company’s total inventory.

The Company is dedicating resources to correct this issue and is in the process of implementing a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold. Other than the above issue, there were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting. The first phase of the plan, which was completed in March 2007, was to have all items in the Company’s central warehouse bar-coded. The second phase of the plan, which is to bar code the merchandise at the Company’s twelve retail locations, is in process.

Item 4T.	Controls and Procedures.

Not applicable.

Index

BOWLIN TRAVEL CENTERS, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. There were no material changes from the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended January 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

Exhibit 10.46 - Special warranty deed, dated May 24, 2007, by and between Bowlin Travel Centers, Inc. and the Pueblo of Laguna to hereby grant, bargain, sell and convey all the real property located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.

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

Dated: June 13, 2007	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer