Form 10-Q
period 2007-07-31
BOWLIN TRAVEL CENTERS INC
filed 2007-09-12
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

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

As of September 12, 2007, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	July, 31	January 31,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,499	$2,308
Marketable securities	2,281	453
Accounts receivable	88	43
Inventories	3,797	3,655
Prepaid expenses	301	209
Interest receivable	22	16
Income taxes	10	193
Notes receivable, current maturities	57	55
Total current assets	9,055	6,932

Property and equipment, net	9,904	9,706
Assets held for sale	1,147	2,559
Intangible assets, net	14	162
Investment in real estate	418	415
Notes receivable, less current maturities	201	232
Total assets	$20,739	$20,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,228	$950
Current installments of long-term debt	188	181
Current installments of long-term debt of assets held for sale	21	28
Accrued liabilities	623	678
Deferred revenue	4	43
Income taxes	72	—
Total current liabilities	2,136	1,880

Deferred income taxes	671	759
Long-term debt, less current installments	4,103	4,198
Long-term debt of assets held for sale, less current installments	461	521
Total liabilities	7,371	7,358

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at July 31, 2007 and January 31, 2007	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at July 31, 2007 and January 31, 2007	5	5
Additional paid in capital	9,775	9,775
Retained earnings	3,588	2,868
Total stockholders’ equity	13,368	12,648
Total liabilities and stockholders’ equity	$20,739	$20,006

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$8,350	$8,062	$15,077	$14,748
Less discounts on sales	82	56	132	106
Net sales	8,268	8,006	14,945	14,642
Cost of goods sold	5,557	5,322	10,143	9,854
Gross profit	2,711	2,684	4,802	4,788
General and administrative expenses	(2,093)	(1,909)	(3,907)	(3,617)
Depreciation and amortization	(194)	(188)	(389)	(372)
Operating income	424	587	506	799

Non-operating income (expense):
Interest income	47	20	75	37
Gain (loss) on sale of property and equipment	(1)	2	27	5
Interest expense	(138)	(87)	(215)	(170)
Miscellaneous income	—	—	2	24
Rental income	39	45	86	88
Total non-operating income (loss)	(53)	(20)	(25)	(16)

Income from continuing operations before income taxes	371	567	481	783
Income tax expense	(130)	(220)	(187)	(307)
Income from continuing operations	241	347	294	476

Discontinued operations
Loss from operations of discontinued components	(109)	(62)	(201)	(159)
Income tax benefit	30	23	78	62
	(79)	(39)	(123)	(97)

Income from disposal of discontinued operations, net of income tax expense	549	—	549	—

Net income	$711	$308	$720	$379

Earnings (loss) per share:
Basic and diluted, continuing operations	$0.05	$0.08	$0.06	$0.10
Basic and diluted, discontinued operations	$(0.02)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted, disposal of discontinued operations	$0.12	—	$0.12	—
Basic and diluted, net income	$0.15	$0.07	$0.16	$0.08

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	July 31,	July 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$720	$379
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	439	437
Amortization of loan fee	14	12
Deferred income taxes, net	(88)	(8)
Gain on sale of assets	(994)	(5)
Retirement of debt issuance costs	132	—
Changes in operating assets and liabilities, net	160	91
Net cash provided by operating activities	383	906

Cash flows from investing activities:
Marketable securities	(328)	(19)
Purchase of marketable securities	(1,500)	—
Proceeds from sale of assets	2,362	3
Purchases of property and equipment, net	(623)	(355)
Investment in real estate	(3)	—
Accrued interest receivable	(6)	5
Notes receivable, net	61	13
Net cash used in investing activities	(37)	(353)

Cash flows from financing activities:
Payments on long-term debt	(155)	(244)
Net cash used in financing activities	(155)	(244)

Net increase in cash and cash equivalents	191	309
Cash and cash equivalents at beginning of period	2,308	1,894

Cash and cash equivalents at end of period	$2,499	$2,203

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three and six months ended July 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except for the adjustment described in note 5) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007.  Results of operations for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

2.	The Company continues to list for sale two retail locations located in Alamogordo, New Mexico and Edgewood, New Mexico.

The property, fixtures and equipment located 4 miles north of Alamogordo listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $663,000 and $667,000 have been reclassified as assets held for sale in the July 31, 2007 and January 31, 2007 balance sheets, respectively.  The results of operations of approximately $5,000 and $1,000 for the three months ended July 31, 2007 and 2006, respectively, have been reclassified to income from discontinued operations of a component, net of the related income tax expense.  The results of operations of approximately ($5,000) and ($8,000) for the six months ended July 31, 2007 and 2006, respectively, have been reclassified to income (loss) from discontinued operations of a component, net of the related income tax benefit.

The property, fixtures and equipment located in Edgewood listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $484,000 and $499,000 have been reclassified as assets held for sale in the July 31, 2007 and January 31, 2007 balance sheets, respectively.  The results of operations of approximately ($40,000) and ($32,000) for the three months ended July 31, 2007 and 2006, respectively, and ($66,000) and ($61,000) for the six months ended July 31, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit

3.
On May 24, 2007, the Company sold property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit to the Pueblo of Laguna for $2,500,000 cash proceeds.  The property, fixtures and equipment sold had a carrying value of approximately $1,352,000 and the costs incurred to sell the land are approximately $181,000. The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 (see note 5) was recognized as income from disposal of discontinued operations, net of taxes of approximately $549,000.  The Company has used some of the net proceeds from the sale for capital expenditures at other retail locations, to pay off bank debt and investments in certificates of deposit.

The results of operations of approximately ($44,000) and ($8,000) for the three months ended July 31, 2007 and 2006, respectively, and ($52,000) and ($28,000) for the six months ended July 31, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit

Index

BOWLIN TRAVEL CENTERS, INC.

4.
Subsequent Pronouncements.  FASB Statement No 157 – Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurement.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and the Company plans to adopt the statement prospectively as indicated in the statement.  The statement is not expected to have a significant effect on the financial statements of the Company.

FASB Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company plans to adopt the statement prospectively as indicated in the statement.  The statement is not expected to have a significant effect on the financial statements of the Company.

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

5.
Subsequent Events.  The Company is in process of exchanging its real estate debt with its primary lender Bank of the West.   Previously, all of the Company’s assets were held as collateral for the debt.  The exchange will eliminate all of the Company’s assets as collateral to several specific properties and will eliminate all loan covenants.  The Bank has given its firm commitment to exchange the debt and the Company expects the transaction to be finalized by the end of September 2007.  In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments”, the original debt is considered extinguished because of substantially different terms.  Therefore, loan fees of approximately $131,000 associated with the original debt have been retired during the period.

On September 5, 2007, the Company entered into a purchase agreement with Don Juan Restaurant to sell rental property, along with the fixtures and equipment located in Lordsburg, New Mexico.  The contract sales price is $95,000.  Closing is scheduled on October 5, 2007.  The carrying value of the property, fixtures and equipment is approximately $65,000 and the Company expects closing costs to be approximately $10,000.  The Company expects a gain on the sale of approximately $20,000.

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

Overview

The following is a discussion of the financial condition as of July 31, 2007 and January 31, 2007 and results of operations of the Company as of and for the periods ended July 31, 2007 and 2006.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2007.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales.  Each of the Company’s travel center locations retail a variety of unique Southwestern souvenirs and gifts.  The Company operated twelve full-service travel centers during the majority of the current reporting period.  Although one location was sold during the current period (see Note 3 to the financial statements), Management’s Discussion and Analysis of Financial Condition and Results of Operations will refer to twelve locations.  Ten of the twelve retail operations retail gasoline.  Five of the Company’s twelve locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names.  The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

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

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three months ended July 31, 2007 and 2006 (unaudited and amounts in thousands, except for earnings per share):

Index

BOWLIN TRAVEL CENTERS, INC.

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$8,350	$8,062	$15,077	$14,748

Net income	$711	$308	$720	$379

Earning per share, continuing operations	$0.05	$0.08	$0.06	$0.10

Loss per share, discontinued operations	$(0.02)	$(0.01)	$(0.02)	$(0.02)

Earnings per share, disposal of discontinued operations	$0.12	—	$0.12	—

Earnings per share, net income	$0.15	$0.07	$0.16	$0.08

Comparison of the Three Months Ended July 31, 2007 and July 31, 2006

Gross sales from continuing operations at the Company’s travel centers increased by 3.6% to $8.350 million for the three months ended July 31, 2007, from $8.062 million for the three months ended July 31, 2006.  Merchandise sales from continuing operations increased 1.3% to $2.985 million for the three months ended July 31, 2007, from $2.947 million for the three months ended July 31, 2006. The increase is primarily due to increases in sales of fireworks due to prior period bans of firework sales in New Mexico due to drought conditions, an increase in gold sales and cigarette sales partially offset by a decrease in general merchandise sales.  In addition, overall gas prices continue to negatively impact sales.  Retail gasoline sales from continuing operations increased 2.3% to $2.964 million for the three months ended July 31, 2007, from $2.896 million for the same period in 2006.  The increase is due to an increase in the average retail price per gallon of approximately $0.18 partially offset by a decrease in gallons sold of approximately 31,000 gallons.  The average gallon of gasoline retailed for approximately $3.35 for the three months ended July 31, 2007 compared to $3.17 for the three months ended July 31, 2006.   Restaurant sales from continuing operations decreased 0.9% to $731,000 for the three months ended July 31, 2007, from $738,000 for the three months ended July 31, 2006.  The decrease is due to increases in convenience store food sales at Picacho Peak Plaza that negatively affected restaurant sales at the Picacho Peak Dairy Queen as well as overall gas prices that continue to negatively affect sales.  Wholesale gasoline sales to independent retailers increased 12.8% to $1.670 million for the three months ended July 31, 2007, from $1.481 million for the three months ended July 31, 2006.  The increase is primarily due to market price increases as well as an increase in fuel gallons purchased.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold for continuing operations increased 4.4% to $5.557 million for the three months ended July 31, 2007, from $5.322 million for the three months ended July 31, 2006.  Merchandise cost of goods from continuing operations decreased 2.5% to $1.033 million for the three months ended July 31, 2007, from $1.059 million for the three months ended July 31, 2006.  The decrease is primarily related to decreases in standard markup estimates that the Company uses to record cost of goods.  Retail gasoline cost of goods from continuing operations increased 2.7% to $2.652 million for the three months ended July 31, 2007, from $2.583 million for the three months ended July 31, 2006.  The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold.  Restaurant cost of goods from continuing operations increased 2.0% to $208,000 for the three months ended July 31, 2007, from $204,000 for the three months ended July 31, 2006.  The increase is due to higher costs related to gasoline fuel surcharges.  Wholesale gasoline cost of goods increased 12.7% to $1.664 million for the three months ended July 31, 2007, from $1.476 million for the three months ended July 31, 2006.  The increase is primarily due to market price increases as well as an increase in fuel gallons purchased.  Cost of goods sold as a percentage of net revenues increased to 67.2% for the three months ended July 31, 2007, as compared to 66.5% for the three months ended July 31, 2006.  The increase is primarily due to the increase in gasoline cost of goods as a result of overall market prices increases during the period.

Gross profit from continuing operations increased 1.0% to $2.711 million for the three months ended July 31, 2007, from $2.684 million for the three months ended July 31, 2006.  The increase is primarily due to the increase market prices related to retail and wholesale gasoline offset by an increase in discounts on sales as a result of a gold jewelry sale that started before Mother’s Day and continued through the end of the summer.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses increased 9.6% to $2.093 million for the three months ended July 31, 2007, from $1.909 million for the three months ended July 31, 2006.  The increase is due to increases in personnel related costs, general repair and maintenance that includes weed and trash clean up at the retail locations, donations, accounting costs related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance, costs associated with the Company’s inventory bar-coding project, an increase in supplies partially offset by decreases in sign repair and maintenance, freight as a result of volume purchasing and decreases in overall insurance costs.

Depreciation and amortization expense for continuing operations increased 3.2% to $194,000 for the three months ended July 31, 2007, from $188,000 for the three months ended July 31, 2006.  The increase is associated with certain asset additions in for the three months ended July 31, 2007 offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 27.8% to $424,000 for the three months ended July 31, 2007, compared to operating income from continuing operations of $587,000 for the three months ended July 31, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income increased 135.0% to $47,000 for the three months ended July 31, 2007, compared to interest income of $20,000 for the three months ended July 31, 2006.  The increase is due to better interest rates in the current period as well as interest earned on additional notes receivable in the current period that were not present in the prior period.  There was a loss from the sale of assets of $1,000 for the three months ended July 31, 2007 from $2,000 for the three months ended July 31, 2006.  The loss of $1,000 for the three months ended July 31, 2007 is due installment payments received related to notes receivable that include deferred gains of approximately $27,000, partially offset by a loss of approximately $1,000 on the sale of a vehicle and a write off of approximately $28,000 of impaired assets.  Rental income was $39,000 for the three months ended July 31, 2007 compared to $45,000 for the three months ended July 31, 2006.  Interest expense increased 58.6% to $138,000 for the three months ended July 31, 2007, from $87,000 for the three months ended July 31, 2006.  The increase is primarily due to fees related to the exchange of debt of approximately $62,000 (see Note 5 to the financial statements), partially offset by the Company’s change in terms agreements on September 29, 2006 with its primary lender that resulted in a lower interest rate.

Income from continuing operations before income taxes decreased 34.6% to $371,000 for the three months ended July 31, 2007, compared to income before income taxes of $567,000 for the three months ended July 31, 2006 primarily due to increases in discounts as a result of a gold jewelry sale that began before Mother’s Day and ended at the end of the summer, general and administrative expense as well as interest expense as a result of the retirement of loan fees.  As a percentage of net revenues, income from continuing operations before income taxes was 4.5% for the three months ended July 31, 2007, compared to 7.1% for the three months ended July 31, 2006.

Income tax expense for continuing operations decreased 40.9% to $130,000 for the three months ended July 31, 2007, compared to income tax expense for continuing operations of $220,000 for the three months ended July 31, 2006.  The decrease is a result of lower income from continuing operations before income taxes.

The foregoing factors contributed to income from continuing operations of $241,000 for the three months ended July 31, 2007, compared to net income from continuing operations of $347,000 for the three months ended July 31, 2006.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale as well as the retail location sold during the quarter ending July 31, 2007.  There was a loss of $109,000 for discontinued operations for the three months ended July 31, 2007 compared to a loss of $62,000 for the three months ended July 31, 2006.  There is an income tax benefit of $30,000 for the three months ended July 31, 2007, compared to an income tax benefit of $23,000 for the three months ended July 31, 2006.  The net loss from discontinued operations for the three months ended July 31, 2007 is $79,000 compared to a net loss from discontinued operations for the three months ended July 31, 2006 of $39,000.

Income from the disposal of discontinued operations, net of income tax expense of $549,000 for the three months ended July 31, 2007, is due to the sale of property, fixtures and equipment on located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.  The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 that were related to this retail location due to the exchange of debt (see Note 5 to the financial statements) and is net of income tax expense of approximately $349,000.

Index

BOWLIN TRAVEL CENTERS, INC.

The foregoing factors contributed to net income for the three months ended July 31, 2007 of $711,000 compared to net income of $308,000 for the three months ended July 31, 2006.

Comparison of the Six Months Ended July 31, 2007 and July 31, 2006

Gross sales from continuing operations at the Company’s travel centers increased by 2.2% to $15.077 million for the six months ended July 31, 2007, from $14.748 million for the six months ended July 31, 2006.  Merchandise sales from continuing operations decreased 0.2% to $5.172 million for the six months ended July 31, 2007, from $5.182 million for the six months ended July 31, 2006. The decrease is primarily due to weather related conditions that slowed overall highway traffic during the first quarter, causing a loss in sales, a decrease in general merchandise sales partially offset by an increase in fireworks sales due to prior period bans of fireworks in New Mexico due to drought conditions and an increase in gold and cigarette sales.  In addition, gas prices continue to negatively impact sales.  Retail gasoline sales from continuing operations increased 1.3% to $5.408 million for the six months ended July 31, 2007, from $5.339 million for the same period in 2006.  The increase is due to an increase in the average retail price per gallon of $0.11 partially offset by a decrease in gallons sold of approximately 45,000 gallons and decreased highway traffic due to weather conditions during the first quarter of fiscal year 2008.  The average gallon of gasoline retailed for $3.07 for the six months ended July 31, 2007 compared to $2.96 for the six months ended July 31, 2006.   Restaurant sales from continuing operations decreased 1.3% to $1.338 million for the six months ended July 31, 2007, from $1.355 million for the six months ended July 31, 2006.  The decrease is due to increases in convenience store food sales at Picacho Peak Plaza that negatively affect restaurant sales, weather related conditions that slowed overall highway traffic during the first quarter of fiscal year 2008, increases in cost not reflected in retail prices until mid-way through the first quarter as well as overall gas prices that continue to negatively affect sales.  Wholesale gasoline sales to independent retailers increased 10.0% to $3.159 million for the six months ended July 31, 2007, from $2.872 million for the six months ended July 31, 2006.  The increase is primarily due to market price increases as well as an increase in fuel gallons purchased.

Cost of goods sold for continuing operations increased 2.9% to $10.143 million for the six months ended July 31, 2007, from $9.853 million for the six months ended July 31, 2006.  Merchandise cost of goods from continuing operations decreased 4.2% to $1.803 million for the six months ended July 31, 2007, from $1.882 million for the six months ended July 31, 2006.  The decrease is primarily related to the decrease in sales due to the weather related conditions that slowed overall highway traffic during the first quarter of fiscal 2008.  Retail gasoline cost of goods from continuing operations increased 1.7% to $4.817 million for the six months ended July 31, 2007, from $4.736 million for the six months ended July 31, 2006. The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold and decreased highway traffic during the first quarter of fiscal 2008 due to weather conditions.  Restaurant cost of goods from continuing operations increased 0.3% to $377,000 for the six months ended July 31, 2007, from $376,000 for the six months ended July 31, 2006.  The increase is due to higher costs related to gasoline fuel surcharges.  Wholesale gasoline cost of goods increased 10.0% to $3.146 million for the six months ended July 31, 2007, from $2.859 million for the six months ended July 31, 2006.  The increase is primarily due to market price increases as well as an increase in fuel gallons purchased.  Cost of goods sold as a percentage of net revenues increased to 67.9% for the six months ended July 31, 2007, as compared to 67.3% for the six months ended July 31, 2006.  The increase is primarily due to due to the increase in gasoline cost of goods as a result of overall market prices increases during the period.

Index

BOWLIN TRAVEL CENTERS, INC.

Gross profit from continuing operations increased 0.3% to $4.802 million for the six months ended July 31, 2007, from $4.788 million for the six months ended July 31, 2006.  The increase is related to the increase in market prices related to retail and wholesale gasoline offset by an increase in discounts on sales as a result of a gold jewelry sale that started before Mother’s Day and continued through the end of the summer, and a decrease in merchandise sales from continuing operations due to related to weather conditions that slowed overall highway traffic during the quarter ended April 30, 2007.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses increased 8.0% to $3.907 million for the six months ended July 31, 2007, from $3.617 million for the six months ended July 31, 2006.  The increase is due to increases in personnel related costs, general repair and maintenance that includes repair and maintenance related to overall weather conditions such as snow removal and wind damage as well as an increase in weed and trash clean up at the retail locations, donations, accounting costs related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance, utilities also related to the unusual winter weather, and costs associated with the Company’s inventory bar-coding project partially offset by decreases in sign repair and maintenance as a result of the winter weather limiting the Company’s ability to travel to billboard locations and the loss of one of the Company’s sign repair contractor vendors, freight as a result of volume purchasing and decreases in overall insurance.

Depreciation and amortization expense for continuing operations increased 4.6% to $389,000 for the six months ended July 31, 2007, from $372,000 for the six months ended July 31, 2006.  The increase is associated with certain asset additions in the first quarter offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 36.7% to $506,000 for the six months ended July 31, 2007, compared to operating income from continuing operations of $799,000 for the six months ended July 31, 2006.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income increased 102.7% to $75,000 for the six months ended July 31, 2007, compared to interest income of $37,000 for the six months ended July 31, 2006.  The increase is due to better interest rates in the current period as well as interest earned on additional notes receivable in the current period that were not present in the prior period.  Gains from the sale of assets increased to $27,000 for the six months ended July 31, 2007 from $5,000 for the six months ended July 31, 2006.  The gain of $27,000 for the six months ended July 31, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $32,000, an earnest deposit of $25,000 that was forfeited due to a purchase agreement closing date expiring, partially offset by a write off of approximately $28,000 of impaired assets, and a loss of approximately $600 on the sale of equipment and two vehicles.  The gain of $5,000 for the six months ended July 31, 2006 is due to the sale of vehicles and equipment of approximately $1,000 as well as approximately $4,000 of installment payments received related to notes receivable that include deferred gains.  Rental income was $86,000 for the six months ended July 31, 2007 compared to $88,000 for the six months ended July 31, 2006.  Interest expense increased 67.1% to $284,000 for the six months ended July 31, 2007, from $170,000 for the six months ended July 31, 2006.  The increase is primarily due to fees related to the exchange of debt of approximately $62,000 (see Note 5 to the financial statements), partially offset by the Company’s change in terms agreements on September 29, 2006 with its primary lender that resulted in a lower interest rate.

Index

BOWLIN TRAVEL CENTERS, INC.

Income from continuing operations before income taxes decreased 38.6% to $187,000 for the six months ended July 31, 2007, compared to income before income taxes of $783,000 for the six months ended July 31, 2006.  As a percentage of net revenues, income before income taxes was 3.2% for the six months ended July 31, 2007, compared to 5.3% for the six months ended July 31, 2006.

Income tax expense for continuing operations decreased 39.1% to $187,000 for the six months ended July 31, 2007, compared to income tax expense for continuing operations of $307,000 for the six months ended July 31, 2006.  The decrease is primarily a result of lower income from continuing operations before income taxes.

The foregoing factors contributed to income from continuing operations of $294,000 for the six months ended July 31, 2007, compared to net income from continuing operations of $476,000 for the six months ended July 31, 2006.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale as well as the retail location sold during the six months ending July 31, 2007.  There was a loss of $201,000 for discontinued operations for the six months ended July 31, 2007 compared to a loss of $159,000 for the six months ended July 31, 2006.  There is an income tax benefit of $78,000 for the six months ended July 31, 2007 compared to an income tax benefit of $62,000 for the six months ended July 31, 2006.  The net loss from discontinued operations for the six months ended July 31, 2007 is $123,000 compared to a net loss from discontinued operations for the six months ended July 31, 2006 of $97,000.

Income from the disposal of discontinued operations, net of income tax expense of $549,000 for the six months ended July 31, 2007, is due to the sale of property, fixtures and equipment on located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.  The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 that were related to this retail location due to the exchange of debt (see Note 5 to the financial statements) and is net of income tax expense of approximately $349,000.

The foregoing factors contributed to net income for the six months ended July 31, 2007 of $720,000 compared to net income of $379,000 for the six months ended July 31, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Liquidity and Capital Resources

At July 31, 2007, the Company had working capital of $6.919 million compared to working capital of $5.052 million at January 31, 2007 (“working capital” is the excess of total current assets over total current liabilities).  At July 31, 2007, the Company had a current ratio of 4.2:1; compared to a current ratio of 3.7:1 as of January 31, 2007 (“current ratio” is the ratio of current assets to current liabilities).  The increase in working capital is due to an increase in accounts payable of $278,000, an increase in income taxes payable of $72,000, and a decrease in income tax prepaid of $183,000, offset by an increase in cash of $191,000, an increase in marketable securities of $1.828 million, an increase accounts receivable of $45,000, an increase in inventory of $142,000, an increase in prepaid expenses of $92,000, an increase in interest receivable of $6,000, a decrease in accrued liabilities of $55,000, and a decrease in deferred revenue of $39,000.  The increase in accounts payable is primarily due to merchandise purchasing as the Company prepared for summertime sales as well as timing of electronic fund transfers related to the Company’s wholesale gasoline sales.  The increase in taxes payable is due to federal taxes owed as a result of higher income before income taxes calculated using deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases.  The decrease in income tax assets is a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases.  The increase in cash is a result of higher cash balances at the end of July 31, 2007 primarily as a result of increases in operating income from continuing operations.  The increase in marketable securities, which consist of twelve month certificates of deposit, is due to $328,000 certificates with maturity dates greater than three months in the current period as well as the purchase of $1.500 million certificates.  The increase in accounts receivable is due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales.  The increase in inventory is due to merchandise increases at the Company’s central warehouse and retail locations as the Company prepared for summertime sales that typically occur in the second quarter.  The increase in prepaid expenses is primarily due to an increase in prepaid insurance as June 1, 2007 was the renewal date partially offset by prepaid rent.  The increase in interest receivable is primarily due additional notes receivable.  The decrease in accrued liabilities is due to decreases in accrued salaries and wages plus the associated payroll taxes related to discretionary bonuses were accrued through January 31, 2007 and paid during the current fiscal year partially offset by an increase in accrued sales tax liability related to summertime sales as well as an increase in property taxes that were paid in December 2006 and have been accruing since that time.  The decrease in deferred revenue is a result of outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2006.

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

Index

BOWLIN TRAVEL CENTERS, INC.

Net cash provided by operating activities was $383,000 for the six months ended July 31, 2007, compared to $906,000 for the six months ended July 31, 2006.  Net cash provided by operating activities for the six months ended July 31, 2007 is primarily attributable to net income of $720,000 adjusted for depreciation and amortization expense of $439,000, the retirement of debt issuance costs (see Note 5 to the financial statements) and changes in operating assets and liabilities, net, of $160,000, partially offset by a decrease in deferred income taxes of $88,000 and the gain on sale of assets of $994,000.  Net cash provided by operating activities for the six months ended July 31, 2006 was primarily attributable to net income of $379,000 adjusted for depreciation and amortization expense of $437,000 and changes in operating assets and liabilities, net, of $91,000 partially offset by a decrease in deferred income taxes of $8,000 and the gain on sales of assets of $5,000.

Net cash used in investing activities for the six months ended July 31, 2007 was $37,000 primarily consisting of an increase in marketable securities of $1.828 million and $623,000 used for purchases of property and equipment partially offset by the proceeds from the sale of property and equipment and the sale of property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit of $2.362 million and payments from notes receivable of $61,000.  Net cash used in investing activities for the six months ended July 31, 2006 was $353,000, primarily consisting of a increase in marketable securities of $19,000 and $355,000 used for purchases of property and equipment partially offset by accrued interest receivable of $5,000, notes receivable of $13,000 and proceeds from the sale of property and equipment of $3,000.

Net cash used by financing activities for the six months ended July 31, 2007 was $155,000, which consisted of payments on long-term debt offset by the retirement of debt issuance costs.  For the six months ended July 31, 2006, net cash used in financing activities was $244,000 that consisted of payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline.  During the quarter ended July 31, 2007, retail gasoline sales from continuing operations accounted for approximately 36.2% of the Company’s net sales.  To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities.  It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company changed its terms in agreements with its primary lender Bank of the West effective September 29, 2007.  The change in terms agreements modified the Company’s $4.773 million debt with Bank of the West from a variable rate of interest subject to annual adjustment to a variable rate of interest subject to adjustment every five years.  The rate is currently set at 7.26% for the next five years therefore eliminating the Company’s risk to rising interest rates for the next five years.

Index

BOWLIN TRAVEL CENTERS, INC.

The Company is in process of exchanging its real estate debt with its primary lender Bank of the West.  The exchange will eliminate all of the Company’s assets as collateral to several specific properties and will eliminate all loan covenants.  The interest rate will be set for the next five years so there will not be risk to rising interest rates for the next five years.

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

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

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

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.314 million or 34.6% of the Company’s total inventory.  Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur.  Therefore, the balance in the warehouse inventory account represents the ending inventory amount and management has concluded there is no weakness related to the warehouse inventory.  The warehouse inventory balance at the end of the Company’s second quarter was approximately $1.270 million or 33.4% of the Company’s total inventory.  Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical count was reconciled to the Company’s records; therefore management has concluded there are no weaknesses related to these inventories.  Gasoline, Dairy Queen food, and jewelry inventories were approximately $1,106 million or 29.1% of the Company’s total inventory.

Index

BOWLIN TRAVEL CENTERS, INC.

The Company is dedicating resources to correct this issue and is in the process of implementing a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold.  Other than the above issue, there were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.  The first phase of the plan, which was completed in March 2007, was to have all items in the Company’s central warehouse bar-coded.  The second phase of the plan, which is to bar code the merchandise at the Company’s twelve retail locations, is in process.

The Company has engaged the firm of Pulakos & Alongi, LTD. to provide services to assist the Company in establishing, documenting and evaluating the design and operating effectiveness of the Company’s internal controls over financial reporting based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in preparation for complying with Sarbanes-Oxley Section 404 management requirements for non-accelerated filers for fiscal years ending on or after December 15, 2007.

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

Exhibit 10.50 – Purchase and sale agreement, dated September 5, 2007, by and between Bowlin Travel Centers, Inc. and Don Juan Restaurant for property, fixtures and equipment located in Lordsburg, New Mexico.  Closing date is set for October 5, 2007.

Exhibit 31.1 – Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2 – Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

BOWLIN TRAVEL CENTERS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2007	/s/ Michael L. Bowlin

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz

Nina J. Pratz, Chief Financial Officer