Form 10-Q
period 2007-10-31
BOWLIN TRAVEL CENTERS INC
filed 2007-12-12
CIK 1124653

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number:  000-31701

BOWLIN TRAVEL CENTERS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	85-0473277
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

150 LOUISIANA NE, ALBUQUERQUE, NM	87108
(Address of principal executive offices)	(Zip Code)

   505-266-5985
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

As of December 12, 2007, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)
	October 31,	January 31,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,201	$2,308
Marketable securities	2,200	453
Accounts receivable	79	43
Inventories	3,586	3,655
Prepaid expenses	248	209
Interest receivable	34	16
Income taxes	490	193
Notes receivable, current maturities	59	55
Total current assets	8,897	6,932

Property and equipment, net	9,870	9,706
Assets held for sale	1,136	2,559
Intangible assets, net	13	162
Investment in real estate	419	415
Notes receivable, less current maturities	187	232
Total assets	$20,522	$20,006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,009	$950
Current installments of long-term debt	215	181
Current installments of long-term debt of assets held for sale	—	28
Accrued liabilities	503	678
Deferred revenue	23	43
Total current liabilities	1,750	1,880

Deferred income taxes	1,042	759
Long-term debt, less current installments	4,509	4,198
Long-term debt of assets held for sale, less current installments	—	521
Total liabilities	7,301	7,358

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at October 31, 2007 and January 31, 2007	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at October 31, 2007 and January 31, 2007	5	5
Additional paid in capital	9,775	9,775
Retained earnings	3,441	2,868
Total stockholders’ equity	13,221	12,648
Total liabilities and stockholders’ equity	$20,522	$20,006

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$6,909	$6,813	$21,986	$21,561
Less discounts on sales	246	55	378	161
Net sales	6,663	6,758	21,608	21,400
Cost of goods sold	4,792	4,676	14,935	14,529
Gross profit	1,871	2,082	6,673	6,871
General and administrative expenses	(1,849)	(1,821)	(5,756)	(5,440)
Depreciation and amortization	(205)	(191)	(594)	(563)
Operating income (loss)	(183)	70	323	868

Non-operating income (expense):
Interest income	58	27	133	64
Gain (loss) on sale of property and equipment	10	29	37	35
Interest expense	(83)	(86)	(298)	(256)
Miscellaneous income	—	—	2	24
Rental income	38	44	123	132
Total non-operating income (expense)	23	14	(3)	(1)

Income (loss) from continuing operations before income taxes	(160)	84	320	867
Income tax benefit (expense)	53	(43)	(133)	(350)
Income (loss) from continuing operations	(107)	41	187	517

Discontinued operations
Loss from operations of discontinued components	(68)	(84)	(270)	(242)
Income tax benefit	28	36	107	98
	(40)	(48)	(163)	(144)

Income from disposal of discontinued operations, net of income tax expense	—	—	549	—

Net income (loss)	$(147)	$(7)	$573	$373

Earnings (loss) per share:
Basic and diluted, continuing operations	$(0.02)	$0.009	$0.04	$0.11
Basic and diluted, discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Basic and diluted, disposal of discontinued operations	—	—	$0.12	—
Basic and diluted, net income (loss)	$(0.03)	$(0.001)	$0.13	$0.08

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	October 31,	October 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$573	$373
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	655	660
Amortization of loan fee	14	12
Deferred income taxes, net	283	(45)
Gain on sale of assets	(1,004)	(35)
Retirement of debt issuance costs	132	—
Changes in operating assets and liabilities, net	(439)	121
Net cash provided by operating activities	214	1,086

Cash flows from investing activities:
Marketable securities	(247)	81
Purchase of marketable securities	(1,500)	—
Proceeds from sale of assets	2,448	142
Purchases of property and equipment, net	(874)	(602)
Investment in real estate	(4)	—
Accrued interest receivable	(18)	(8)
Notes receivable, net	78	(190)
Net cash used in investing activities	(117)	(577)

Cash flows from financing activities:
Payments on long-term debt	(204)	(339)
Net cash used in financing activities	(204)	(339)

Net increase (decrease) in cash and cash equivalents	(107)	170
Cash and cash equivalents at beginning of period	2,308	1,894

Cash and cash equivalents at end of period	$2,201	$2,064

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three and nine months ended October 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments, except for the adjustment described in note 5) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2007.  Results of operations for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

2.	The Company continues to list for sale two retail locations located in Alamogordo, New Mexico and Edgewood, New Mexico.

The property, fixtures and equipment located 4 miles north of Alamogordo listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $659,000 and $671,000 have been reclassified as assets held for sale in the October 31, 2007 and January 31, 2007 balance sheets, respectively.  The results of operations of approximately ($8,000) and ($13,000) for the three months ended October 31, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.  The results of operations of approximately ($12,000) and ($20,000) for the nine months ended October 31, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The property, fixtures and equipment located in Edgewood listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $477,000 and $504,000 have been reclassified as assets held for sale in the October 31, 2007 and January 31, 2007 balance sheets, respectively.  The results of operations of approximately ($33,000) and ($29,000) for the three months ended October 31, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.  The results of operations of approximately ($99,000) and ($89,000) for the nine months ended October 31, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.  On October 31, 2007, the Company closed the Edgewood location.

3.
On May 24, 2007, the Company sold property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit to the Pueblo of Laguna for $2,500,000 cash proceeds.  The property, fixtures and equipment sold had a carrying value of approximately $1,352,000 and the selling costs are approximately $181,000. The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 (see note 5), and was recognized as income from disposal of discontinued operations, net of taxes of approximately $549,000.  The Company has used some of the net proceeds from the sale for capital expenditures at other retail locations, to pay off bank debt and investments in certificates of deposit.

The results of operations of approximately $1,000 and ($6,000) for the three months ended October 31, 2007 and 2006, respectively, and ($52,000) and ($35,000) for the nine months ended October 31, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

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

5.
On October 5, 2007, the Company sold property, fixtures and equipment located in Lordsburg, New Mexico to Don Juan Restaurant for $95,000 cash proceeds.  The property, fixtures and equipment sold had a carrying value of approximately $83,000 and the selling costs were approximately $7,000.  The gain on the sale of the property, fixtures and equipment was approximately $5,000.

6.
On November 30, 2007, the Company exchanged its real estate debt with its primary lender Bank of the West.  Previously, all of the Company’s assets were held as collateral for the debt.  The exchange will eliminate all of the Company’s assets as collateral to several specific properties.  The interest rate is currently set at 5.92% for the next five years and is subject to adjustment every five years.  In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments”, the original debt is considered extinguished because of substantially different terms.  Therefore, loan fees of approximately $131,000 associated with the original debt were retired during the second quarter when the Bank gave the Company its firm commitment.

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

Overview

The following is a discussion of the financial condition as of October 31, 2007 and January 31, 2007 and results of operations of the Company as of and for the periods ended October 31, 2007 and 2006.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2007.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales.  Each of the Company’s travel center locations retails a variety of unique Southwestern souvenirs and gifts.  The Company operated twelve full-service travel centers during the majority of the current reporting period.  Although one location was sold during the second quarter (see Note 3 to the financial statements), Management’s Discussion and Analysis of Financial Condition and Results of Operations will refer to twelve locations.  Ten of the twelve retail operations retail gasoline.  Five of the Company’s twelve locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names.  The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

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

Index

BOWLIN TRAVEL CENTERS, INC.

Results of Operations

The following table presents certain income and expense items derived from the Statements of Operations for the three months and nine months ended October 31, 2007 and 2006 (unaudited and amounts in thousands, except for earnings per share):

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006

Selected Statement of Operations Data:
(in thousands, except per share data)

Gross sales	$6,909	$6,813	$21,986	$21,561

Net income (loss)	$(147)	$(7)	$573	$373

Earnings (loss) per share, continuing operations	$(0.02)	$0.009	$0.04	$0.11

Loss per share, discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Earnings per share, disposal of discontinued operations	—	—	$0.12	—

Earnings (loss) per share, net income (loss)	$(0.03)	$(0.001)	$0.13	$0.08

Comparison of the Three Months Ended October 31, 2007 and October 31, 2006

Gross sales from continuing operations at the Company’s travel centers increased by 1.4% to $6.909 million for the three months ended October 31, 2007, from $6.813 million for the three months ended October 31, 2006.  Merchandise sales from continuing operations increased 3.2% to $2.207 million for the three months ended October 31, 2007, from $2.138 million for the three months ended October 31, 2006. The increase is primarily due to increases in gold and moccasin sales offset by a decrease in general merchandise sales, fireworks and t-shirts sales.  In addition, overall gas prices continue to have a negative impact on sales.  Retail gasoline sales from continuing operations increased 10.2% to $2.591 million for the three months ended October 31, 2007, from $2.351 million for the same period in 2006.  The increase is due to an increase in the average retail price per gallon of approximately $0.24 partially offset by a decrease in gallons sold of approximately 16,000 gallons.  The average gallon of gasoline retailed for approximately $3.10 for the three months ended October 31, 2007 compared to $2.86 for the three months ended October 31, 2006.   Restaurant sales from continuing operations increased 3.8% to $581,000 for the three months ended October 31, 2007, from $560,000 for the three months ended October 31, 2006.  The increase is due to exceptional sales increases at one of the Company’s Dairy Queen’s as well as an increase in retail prices.  Wholesale gasoline sales to independent retailers decreased 13.3% to $1.530 million for the three months ended October 31, 2007, from $1.766 million for the three months ended October 31, 2006.  The decrease is primarily due to a decrease of approximately 173,000 in fuel gallons purchased in the current period, partially offset by market price increases.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold for continuing operations increased 2.5% to $4.792 million for the three months ended October 31, 2007, from $4.676 million for the three months ended October 31, 2006.  Merchandise cost of goods from continuing operations increased 25.8% to $791,000 for the three months ended October 31, 2007, from $629,000 for the three months ended October 31, 2006.  The increase is primarily related to an adjustment in the prior period due to inventory variances related to the third quarter interim physical inventories at the Company’s retail locations.  Retail gasoline cost of goods from continuing operations increased 8.3% to $2.306 million for the three months ended October 31, 2007, from $2.129 million for the three months ended October 31, 2006.  The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold.  Restaurant cost of goods from continuing operations increased 7.5% to $171,000 for the three months ended October 31, 2007, from $159,000 for the three months ended October 31, 2006.  The increase is due to higher costs related to gasoline fuel surcharges.  Wholesale gasoline cost of goods decreased 13.4% to $1.524 million for the three months ended October 31, 2007, from $1.758 million for the three months ended October 31, 2006.  The decrease is primarily due to a decrease in fuel gallons purchased in the current period, partially offset by market price increases.  Cost of goods sold as a percentage of net revenues increased to 71.9% for the three months ended October 31, 2007, as compared to 69.2% for the three months ended October 31, 2006.  The increase is primarily due to the increase in gasoline cost of goods as a result of overall market prices increases during the period.

Gross profit from continuing operations decreased 10.1% to $1.871 million for the three months ended October 31, 2007, from $2.082 million for the three months ended October 31, 2006.  The decrease is primarily due to an increase in discounts on sales as a result of a 25% off sale on all merchandise in August 2007 as well as a gold jewelry sale that started before Mother’s Day and has continued through the year, partially offset by market prices related to retail and wholesale gasoline.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses increased 1.5% to $1.849 million for the three months ended October 31, 2007, from $1.821 million for the three months ended October 31, 2006.  The increase is due to increases in personnel related costs, general repair and maintenance that includes weed and trash clean up at the retail locations, donations, costs associated with the Company’s inventory bar-coding project and an increase in supplies partially offset by decreases in sign repair and maintenance, freight as a result of volume purchasing and decreases in overall insurance costs.

Depreciation and amortization expense for continuing operations increased 7.3% to $205,000 for the three months ended October 31, 2007, from $191,000 for the three months ended October 31, 2006.  The increase is associated with certain asset additions for the three months ended October 31, 2007 offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 361.4% to a loss of $183,000 for the three months ended October 31, 2007, compared to operating income from continuing operations of $70,000 for the three months ended October 31, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income increased 114.8% to $58,000 for the three months ended October 31, 2007, compared to interest income of $27,000 for the three months ended October 31, 2006.  The increase is due to better interest rates in the current period and additional certificates of deposit purchased by the Company from the proceeds of the sale of the Rio North facility.  There was a gain from the sale of assets of $10,000 for the three months ended October 31, 2007 from $29,000 for the three months ended October 31, 2006.  The gain of $10,000 for the three months ended October 31, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $5,000 and a gain on the sale of property, fixtures and equipment located in Lordsburg, New Mexico to Don Juan Restaurant of approximately $5,000.  The gain of $29,000 for the three months ended October 31, 2006 is due to the sale of vehicles and equipment of approximately $2,000 as well as installment payments received related to notes receivable that include deferred gains of approximately $27,000.  Rental income was $38,000 for the three months ended October 31, 2007 compared to $44,000 for the three months ended October 31, 2006.  Interest expense decreased 3.5% to $83,000 for the three months ended October 31, 2007, from $86,000 for the three months ended October 31, 2006.  The decrease is primarily due to the Company’s change in terms agreements on September 29, 2006 with its primary lender that resulted in a lower interest rate.

Income (loss) from continuing operations before income taxes decreased 290.5% to a loss of $160,000 for the three months ended October 31, 2007, compared to income before income taxes of $84,000 for the three months ended October 31, 2006, primarily due to increases in discounts as a result of a 25% off sale on all merchandise in August 2007 and a gold jewelry sale that began before Mother’s Day and has continued through the year, an increase in cost of goods sold, and an increase in general and administrative expense.  As a percentage of net revenues, the loss from continuing operations before income taxes was 2.4% for the three months ended October 31, 2007, compared income from continuing operations of 1.2% for the three months ended October 31, 2006.

Income tax benefit (expense) for continuing operations decreased 223.3% with an income tax benefit of $53,000 for the three months ended October 31, 2007, compared to income tax expense for continuing operations of $43,000 for the three months ended October 31, 2006.  The decrease is a result of the loss from continuing operations before income taxes of $160,000 for the three months ended October 31, 2007 compared to income from continuing operations before income taxes of $84,000 for the three months ended October 31, 2006.

The foregoing factors contributed to a net loss from continuing operations of $107,000 for the three months ended October 31, 2007, compared to net income from continuing operations of $41,000 for the three months ended October 31, 2006.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale as well as the retail location sold during the quarter ending October 31, 2007.  There was a loss of $68,000 for discontinued operations for the three months ended October 31, 2007 compared to a loss of $84,000 for the three months ended October 31, 2006.  There is an income tax benefit of $28,000 for the three months ended October 31, 2007, compared to an income tax benefit of $36,000 for the three months ended October 31, 2006.  The net loss from discontinued operations for the three months ended October 31, 2007 is $40,000 compared to a net loss from discontinued operations for the three months ended October 31, 2006 of $48,000.

The foregoing factors contributed to a net loss for the three months ended October 31, 2007 of $147,000 compared to net loss of $7,000 for the three months ended October 31, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Comparison of the Nine Months Ended October 31, 2007 and October 31, 2006

Gross sales from continuing operations at the Company’s travel centers increased by 2.0% to $21.986 million for the nine months ended October 31, 2007, from $21.561 million for the nine months ended October 31, 2006.  Merchandise sales from continuing operations increased 0.8% to $7.379 million for the nine months ended October 31, 2007, from $7.318 million for the nine months ended October 31, 2006. The increase is primarily due to increases in gold and moccasin sales offset by a decrease in general merchandise sales, fireworks and t-shirts sales.  In addition, gas prices continue to have a negative impact on sales.  Retail gasoline sales from continuing operations increased 4.0% to $7.998 million for the nine months ended October 31, 2007, from $7.690 million for the same period in 2006.  The increase is due to an increase in the average retail price per gallon of $0.15 partially offset by a decrease in gallons sold of approximately 358,000 gallons and decreased highway traffic due to weather conditions during the first quarter of fiscal year 2008.  The average gallon of gasoline retailed for $3.06 for the nine months ended October 31, 2007 compared to $2.91 for the nine months ended October 31, 2006.   Restaurant sales from continuing operations increased 0.3% to $1.920 million for the nine months ended October 31, 2007, from $1.915 million for the nine months ended October 31, 2006.  The increase is due increases in retail prices offset by increases in convenience store food sales at Picacho Peak Plaza that negatively affect restaurant sales, weather related conditions that slowed overall highway traffic during the first quarter of fiscal year 2008 as well as overall gas prices that continue to negatively affect sales.  Wholesale gasoline sales to independent retailers increased 1.1% to $4.689 million for the nine months ended October 31, 2007, from $4.638 million for the nine months ended October 31, 2006.  The increase is primarily due to market price increases partially offset by a decrease in fuel gallons purchased of approximately 129,000 gallons and one independent retailer present in the prior period.

Cost of goods sold for continuing operations increased 2.8% to $14.935 million for the nine months ended October 31, 2007, from $14.529 million for the nine months ended October 31, 2006.  Merchandise cost of goods from continuing operations increased 3.3% to $2.594 million for the nine months ended October 31, 2007, from $2.511 million for the nine months ended October 31, 2006.  The increase is primarily related to an adjustment in the prior period due to inventory variances related to the third quarter interim physical inventories at the Company’s retail locations and is offset by the decrease in sales due to the weather related conditions that slowed overall highway traffic during the first quarter of fiscal 2008.  Retail gasoline cost of goods from continuing operations increased 3.7% to $7.123 million for the nine months ended October 31, 2007, from $6.866 million for the nine months ended October 31, 2006. The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold and decreased highway traffic during the first quarter of fiscal 2008 due to weather conditions.  Restaurant cost of goods from continuing operations increased 2.4% to $548,000 for the nine months ended October 31, 2007, from $535,000 for the nine months ended October 31, 2006.  The increase is due to higher costs related to gasoline fuel surcharges.  Wholesale gasoline cost of goods increased 1.1% to $4.670 million for the nine months ended October 31, 2007, from $4.618 million for the nine months ended October 31, 2006.  The increase is primarily due to market price increases offset by a decrease in fuel gallons purchased due to on independent retailer present in the prior period.  Cost of goods sold as a percentage of net revenues increased to 69.1% for the nine months ended October 31, 2007, as compared to 67.9% for the nine months ended October 31, 2006.  The increase is primarily due to the increase in of overall market prices increases during the period partially offset by a decrease in fuel gallons purchased.

Gross profit from continuing operations decreased 2.9% to $6.673 million for the nine months ended October 31, 2007, from $6.871 million for the nine months ended October 31, 2006.  The decrease is primarily due to an increase in discounts on sales as a result of a 25% off sale on all merchandise in August 2007 as well as a gold jewelry sale that started before Mother’s Day and has continued through the year, and a decrease in merchandise sales from continuing operations due to related to weather conditions that slowed overall highway traffic during the quarter ended April 30, 2007.

Index

BOWLIN TRAVEL CENTERS, INC.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses increased 5.8% to $5.756 million for the nine months ended October 31, 2007, from $5.440 million for the nine months ended October 31, 2006.  The increase is due to increases in personnel related costs, general repair and maintenance that includes repair and maintenance related to overall weather conditions such as snow removal and wind damage as well as an increase in weed and trash clean up at the retail locations, donations, accounting costs related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance, utilities also related to the unusual winter weather, and costs associated with the Company’s inventory bar-coding project partially offset by decreases in sign repair and maintenance as a result of the winter weather limiting the Company’s ability to travel to billboard locations and the loss of one of the Company’s sign repair contractor vendors, freight as a result of volume purchasing and decreases in overall insurance.

Depreciation and amortization expense for continuing operations increased 5.5% to $594,000 for the nine months ended October 31, 2007, from $563,000 for the nine months ended October 31, 2006.  The increase is associated with certain asset additions offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 62.8% to $323,000 for the nine months ended October 31, 2007, compared to operating income from continuing operations of $868,000 for the nine months ended October 31, 2006.

Non-operating income (expense) includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income increased 107.8% to $133,000 for the nine months ended October 31, 2007, compared to interest income of $64,000 for the nine months ended October 31, 2006.  The increase is due to better interest rates in the current period and additional certificates of deposit purchased by the Company from the proceeds of the sale of the Rio North facility.  Gains from the sale of assets increased to $37,000 for the nine months ended October 31, 2007 from $35,000 for the nine months ended October 31, 2006.  The gain of $37,000 for the nine months ended October 31, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $37,000, an earnest deposit of $24,000 that was forfeited due to a purchase agreement closing date expiring, a gain of approximately $5,000 from the sale of property, fixtures and equipment located in Lordsburg, New Mexico to Don Juan Restaurant, partially offset by a write off of approximately $28,000 of impaired assets, and a loss of approximately $1,000 on the sale of equipment and two vehicles.  The gain of $35,000 for the nine months ended October 31, 2006 is due to the sale of vehicles and equipment of approximately $3,000 as well as approximately $32,000 of installment payments received related to notes receivable that include deferred gains.  Miscellaneous income of $2,000 for the nine months ended October 31, 2007 is due to a movie company using one of the Company’s land locations for filming.  Miscellaneous income for the nine months ended October 31, 2006 is the sale of fill dirt to a construction company working in southern New Mexico.  Rental income was $123,000 for the nine months ended October 31, 2007 compared to $132,000 for the nine months ended October 31, 2006.  Interest expense increased 16.4% to $298,000 for the nine months ended October 31, 2007, from $256,000 for the nine months ended October 31, 2006.  The increase is primarily due to fees related to the exchange of debt of approximately $62,000 (see Note 5 to the financial statements), partially offset by the Company’s change in terms agreements on September 29, 2006 with its primary lender that resulted in a lower interest rate.

Income from continuing operations before income taxes decreased 63.1% to $320,000 for the nine months ended October 31, 2007, compared to income before income taxes of $867,000 for the nine months ended October 31, 2006.  As a percentage of net revenues, income before income taxes was 1.5% for the nine months ended October 31, 2007, compared to 4.1% for the nine months ended October 31, 2006.

Index

BOWLIN TRAVEL CENTERS, INC.

Income tax expense for continuing operations decreased 62.0% to $133,000 for the nine months ended October 31, 2007, compared to income tax expense for continuing operations of $350,000 for the nine months ended October 31, 2006.  The decrease is primarily a result of lower income from continuing operations before income taxes.

The foregoing factors contributed to income from continuing operations of $187,000 for the nine months ended October 31, 2007, compared to net income from continuing operations of $517,000 for the nine months ended October 31, 2006.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale as well as the retail location sold during the nine months ending October 31, 2007.  There was a loss of $270,000 for discontinued operations for the nine months ended October 31, 2007 compared to a loss of $242,000 for the nine months ended October 31, 2006.  There is an income tax benefit of $107,000 for the nine months ended October 31, 2007 compared to an income tax benefit of $98,000 for the nine months ended October 31, 2006.  The net loss from discontinued operations for the nine months ended October 31, 2007 is $163,000 compared to a net loss from discontinued operations for the nine months ended October 31, 2006 of $144,000.

Income from the disposal of discontinued operations, net of income tax expense of $549,000 for the nine months ended October 31, 2007, is due to the sale of property, fixtures and equipment on located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.  The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 that were related to this retail location due to the exchange of debt (see Note 5 to the financial statements) and is net of income tax expense of approximately $349,000.

The foregoing factors contributed to net income for the nine months ended October 31, 2007 of $573,000 compared to net income of $373,000 for the nine months ended October 31, 2006.

Liquidity and Capital Resources

At October 31, 2007, the Company had working capital of $7.147 million compared to working capital of $5.052 million at January 31, 2007 (“working capital” is the excess of total current assets over total current liabilities).  At October 31, 2007, the Company had a current ratio of 5.1:1; compared to a current ratio of 3.7:1 as of January 31, 2007 (“current ratio” is the ratio of current assets to current liabilities).  The increase in working capital is due to an increase in marketable securities of $1.747 million, an increase accounts receivable of $36,000, an increase in prepaid expenses of $39,000, an increase in interest receivable of $18,000, an increase in income tax assets of $297,000, a decrease in accrued liabilities of $175,000, and a decrease in deferred revenue of $20,000 partially offset by a decrease in cash of $107,000, a decrease in inventory of $69,000, and an increase in accounts payable of $59,000.  The increase in marketable securities, which consist of twelve-month certificates of deposit, is due to $247,000 certificates with maturity dates greater than three months in the current period as well as the purchase of $1.500 million certificates.  The increase in accounts receivable is due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales.  The increase in prepaid expenses is primarily due to an increase in prepaid insurance as June 1, 2007 was the renewal date partially offset by prepaid rent.  The increase in interest receivable is primarily due to additional certificates of deposit.  The increase in income tax assets is a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases.  The decrease in accrued liabilities is due to decreases in accrued salaries and wages plus the payroll taxes related to discretionary bonuses were accrued through January 31, 2007 and paid during the current fiscal year partially offset by an increase accrued in property taxes that will be paid in December 2007.  The decrease in deferred revenue is a result of outdoor advertising billboard revenue as the Company cancelled its contract with Clear Channel.  The decrease in cash is primarily due to no certificates of deposit with less than three month maturities at the end of October 31, 2007.  The decrease in inventory is primarily due to the sale of Rio North and the elimination of that inventory, as well as a decrease in inventory at the central warehouse, partially offset by an increase in gasoline inventory due to the increase in market prices.  The increase in accounts payable is primarily due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales

Index

BOWLIN TRAVEL CENTERS, INC.

The Company’s travel center operations are subject to seasonal fluctuations.  The first quarter of the fiscal year is typically the weakest.  The second quarter is normally the Company’s strongest due to the summer being the Company’s peak season.  The third quarter of the fiscal year is not as strong due to the end of summer.  Throughout the Company’s fiscal year, revenues and earnings may experience substantial fluctuations from quarter to quarter.  These fluctuations could result in periods of increased or decreased cash flow as well as increased or decreased net income.

Net cash provided by operating activities from continuing operations was $214,000 for the nine months ended October 31, 2007, compared to $1.086 million for the nine months ended October 31, 2006.  Net cash provided by operating activities for the nine months ended October 31, 2007 is primarily attributable to net income of $573,000 adjusted for depreciation and amortization expense of $655,000, the increase in deferred income taxes of $298,000, changes in operating assets and liabilities, net, of $439,000, and the retirement of debt issuance costs (see Note 5 to the financial statements) of $132,000, partially offset by the gain on sale of assets of $1.004 million.  Net cash provided by operating activities for the nine months ended October 31, 2006 was primarily attributable to net income of $373,000 adjusted for depreciation and amortization expense of $660,000 and changes in operating assets and liabilities, net, of $121,000 partially offset by a decrease in deferred income taxes of $45,000 and the gain on sales of assets of $35,000.

Net cash used in investing activities for the nine months ended October 31, 2007 was $117,000 primarily consisting of an increase in marketable securities of $1.727 million and $874,000 used for purchases of property and equipment partially offset by the proceeds from the sale of property and equipment and the sale of property, fixtures and equipment of $2.448 million and payments from notes receivable of $78,000.  Net cash used in investing activities for the nine months ended October 31, 2006 was $577,000, primarily consisting of $602,000 used for purchases of property and equipment, notes receivable, net of $190,000 partially offset by the proceeds from the sale of property and equipment of $142,000 and a decrease in marketable securities of $81,000.

Net cash used by financing activities for the nine months ended October 31, 2007 was $204,000, which consisted of payments on long-term debt.  For the nine months ended October 31, 2006, net cash used in financing activities was $339,000 that consisted of payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline.  During the quarter ended October 31, 2007, retail gasoline sales from continuing operations accounted for approximately 37.0% of the Company’s net sales.  To the extent that the availability of gasoline was restricted for any reasons, including due to storms, political issues, pipeline disruption, war, act or threats of terrorism in the United States or abroad, the Company’s gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities.  It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company exchanged its real estate debt with its primary lender Bank of the West effective November 30, 2007.  Previously, all of the Company’s assets were held as collateral for the debt.  The exchange will eliminate all of the Company’s assets as collateral to several specific properties.  The interest rate is currently set at 5.92% for the next five years and is subject to adjustment every five years.  Therefore the Company’s risk to rising interest rates has been eliminated for the next five years.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in the control environment related to general merchandise inventory at the Company’s twelve retail locations and that the related disclosure controls and procedures are ineffective. The Company uses estimates throughout the year that are based on standard markups within defined categories to record cost of goods.  The Company historically counts physical inventory at each location at the end of each fiscal year and variances between the estimates used and physical counts are accounted for at that time.  To solve the material weakness in the control environment related to general merchandise inventory at the Company’s twelve retail locations, the Company took interim inventories during the third quarter of fiscal year 2007.  The Company scanned interim physical inventories during the third quarter ended October 31, 2007 and during the fourth quarter of fiscal year 2008 and will adjust variances between estimates and physical inventories as needed.  The Company had no material adjustments at fiscal year end January 31, 2007, and does not anticipate material adjustments going forward.

The general merchandise inventory at the Company’s twelve retail locations was approximately $1.384 million or 38.6% of the Company’s total inventory.  Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur.  Therefore, the balance in the warehouse inventory account represents the ending inventory amount and management has concluded there is no weakness related to the warehouse inventory.  The warehouse inventory balance at the end of the Company’s third quarter was approximately $1.175 million or 32.8% of the Company’s total inventory.  Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical count was reconciled to the Company’s records; therefore management has concluded there are no weaknesses related to these inventories.  Gasoline, Dairy Queen food, and jewelry inventories were approximately $920,000 or 25.7% of the Company’s total inventory.

The Company is dedicating resources to correct this issue and is in the process of implementing a plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold.  Other than the above issue, there were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.  The first phase of the plan, which was completed in March 2007, was to have all items in the Company’s central warehouse bar-coded.  The second phase of the plan, which was to bar code the merchandise at the Company’s retail locations, was completed during the third quarter ended October 31, 2007.

The Company has engaged the firm of Pulakos & Alongi, LTD. to provide services to assist the Company in establishing, documenting and evaluating the design and operating effectiveness of the Company’s internal controls over financial reporting based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in preparation for complying with Sarbanes-Oxley Section 404 management requirements for non-accelerated filers for fiscal years ending on or after December 15, 2007.  The Company has completed almost half of the required documentation.

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

Exhibit 10.51 – Exchange of real estate debt with Bank of the West, dated December 3, 2007, by and between Bowlin Travel Centers, Inc., and the Bank of the West.

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

Dated: December 12, 2007	/s/ Michael L. Bowlin
Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz
Nina J. Pratz, Chief Financial Officer