Form 10-K
period 2008-01-31
BOWLIN TRAVEL CENTERS INC
filed 2008-04-25
CIK 1124653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NO. 000-31701

Bowlin Travel Centers, Inc.
(Name of the registrant as specified in its charter)

NEVADA	85-0473277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 LOUISIANA NE, ALBUQUERQUE, NM	87108
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 505-266-5985

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

NONE
(Title of class)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 Par Value	OTC.BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at July 31, 2007 was $3,166,924.

The number of shares of Common Stock, $.001 par value, outstanding as of April 25, 2008:  4,583,348

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and should be read in conjunction with the Financial Statements of Bowlin Travel Centers, Inc., a Nevada corporation (the “Company” or “Bowlin Travel Centers”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the Company’s actual results to differ materially from those contained in these forward-looking statements, including those risks and other factors described elsewhere in this Annual Report.  The cautionary factors, risks and other factors presented should not be construed as exhaustive.  The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

PART I

ITEM 1.	BUSINESS

Company Overview

The Company operates travel centers dedicated to serving the traveling public in rural and smaller metropolitan areas of the Southwestern United States.  The Company’s tradition of serving the public dates back to 1912, when the founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico.  Bowlin Travel Centers currently operates ten full-service travel centers along interstate highways in Arizona and New Mexico.  Two of the Company’s travel centers are held for sale; one of which closed on October 31, 2007.  The Company advertises its travel centers through a network of approximately 300 outdoor advertising display faces.  The Company’s travel centers offer brand name food, gasoline and a variety of unique Southwestern merchandise to the traveling public.

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

Business Strategy

The Company’s business strategy is to capture a greater market share of the interstate traveler market in Arizona and New Mexico by offering at each of the Company’s locations a combination of name brand recognized food service operations and gasoline, and unique Southwestern souvenirs and gifts, all at competitive prices delivered with a high standard of service.

The Company’s travel centers are strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants.  The Company operates five full-service restaurants under the Dairy Queen/Brazier or Dairy Queen trade names.  All of the Company’s ten travel centers sell convenience store food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks.

The Company’s travel centers offer brand name gasoline such as ExxonMobil, Mobil and Shell.  The Company is an authorized distributor of ExxonMobil petroleum products.  Five of the Company’s New Mexico locations are ExxonMobil stations.  Two of the Company’s Arizona locations are Shell stations and one of the Company’s Arizona locations is a Mobil station.  All of the Arizona locations are currently operated under a retail supply agreement with Arizona Fuel Distributors L.L.C.  Two of the Company’s New Mexico locations do not currently offer gasoline.

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

The Company intends to continue to increase sales at existing locations through ongoing renovation and upgrading of facilities, and intends to increase gasoline sales by focusing on the marketing of ExxonMobil, Mobil and Shell gasoline brands through its travel center outlets.

Gasoline Wholesaling

The Company has been wholesaling gasoline since 1997.  Since 1997, revenues from wholesaling gasoline have accounted for an average of approximately 9.0% of gross revenues.  In addition to purchasing gasoline for retail sales through its travel centers, during the fiscal year ended January 31, 2008, the Company had three independent ExxonMobil wholesale customers.  The Company anticipates expanding its current level of gasoline wholesaling and is marketing its wholesaling business.  See “Business Operations – Gasoline Wholesaling”.

Business Operations

The Company sells food, gasoline and merchandise through its ten travel centers located along two interstate highways (I-10 and I-40) in Arizona and New Mexico.  These are key highways for travel to numerous tourist and recreational destinations and serve as arteries for regional traffic among major Southwestern cities.  All of the Company’s travel centers are open every day of the year except Christmas.

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

The Company sells food at five of its ten travel centers under the Dairy Queen and Dairy Queen/Brazier brand names.  All of the Company’s ten travel centers sell convenience store food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks.

The Company’s terms of its agreements with Dairy Queen obligate the Company to pay a franchise royalty and in some instances a promotion fee, each equal to a percentage of net sales revenues from products sold, and to comply with certain provisions governing the operation of the franchised stores. The Company is obligated to pay Dairy Queen franchise fees and advertising fees of 4.0% and 2.25%, respectively, of revenues generated by sales of Dairy Queen products by the Company in New Mexico.  The Company is obligated to pay Dairy Queen franchise fees and advertising fees of 4.0% and 2.25%, respectively, of revenues generated by sales of Dairy Queen products by the Company in Arizona, with advertising fees not to exceed $15,000 in the aggregate.

The Company currently operates five Dairy Queens at its travel centers.  It has individual franchise agreements for each Dairy Queen operated at the travel centers.  None of these agreements are exclusive nor do they prevent the Company from entering into agreements with other food franchisors.  Several of the agreements have different termination provisions and are effective for different terms.  The terms of each of three of the Company’s agreements with Dairy Queen continue until the Company elects to terminate such agreement with 60 days prior written notice, or until either the Company or Dairy Queen elect to terminate the agreement due to a breach of the agreement which has not been cured within 14 days of notice of such breach.  The Company’s two other agreements with Dairy Queen are for specific terms.  The first of these Dairy Queen agreements, entered into February 1, 1984, is for a term of 25 years and the Company intends to renew the agreement in the upcoming fiscal year.  The second agreement, entered into on November 18, 1986, is for a term of 20 years plus an additional 5 years per an extension agreement dated June 29, 1987.   The Company may not terminate either of these agreements unless it gives notice to Dairy Queen of a breach of the agreement and Dairy Queen has not cured such breach within 30 days of such notice.  Dairy Queen may terminate either of these agreements if they deliver notice to the Company of a breach of the agreement and the Company does not cure the breach within 14 days of such notice.

The Company continuously monitors and upgrades its travel center facilities to maintain a high level of comfort, quality and appearance.  Periodic improvements typically include new awnings and facings, new signage and enhanced lighting, furnishings, buildings and parking lot improvements.

The Company is an authorized ExxonMobil distributor.  The Company sells ExxonMobil gasoline at five of its New Mexico travel centers.  Two of the Company’s New Mexico locations do not offer gasoline.  As of March 20, 2007, one of the Arizona stores was re-branded to Mobil and two of the Arizona stores were re-branded to Shell as a result of the Company entering into a retail supply agreement with Arizona Fuel Distributors, L.L.C.  The Company’s CITGO distribution agreement for the three Arizona retail locations ended March 31, 2007, upon termination by CITGO of its petroleum marketing activities in the Company’s distribution area.

The Company entered into a retail supply agreement with Arizona Fuel Distributors, L.L.C. to purchase Mobil and Shell brand fuels for the Company’s three Arizona retail locations.  The Company will pay a distributor’s markup price of $0.015 per gallon purchased.  The retail supply agreement for Mobil brand fuels is for a period of ten years beginning on March 20, 2007 and shall continue on a month to month basis until terminated by the Company.  The Company may terminate the agreement after the term has expiried by giving thirty days advance written notice to Arizona Fuel Distributors, L.L.C.  The retail agreement for Shell brand fuels is for a period of ten years beginning on March 20, 2007 and shall continue on a month to month basis until a new agreement is executed or Arizona Fuel Distributors, L.L.C. terminates or does not renew the agreement in accordance wth applicable law.  There are no minimum or maximum gallon purchase requirements for the Company.

The fact that the Company is an authorized ExxonMobil distributor, and was an authorized CITGO distributor through March 31, 2007, has significance in the Company’s industry.  As a licensed distributor for ExxonMobil during the past fiscal year, the Company purchased gasoline from ExxonMobil as a direct marketer at the lowest wholesale prices offered by ExxonMobil.  The ExxonMobil distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from these suppliers.

The ExxonMobil distribution agreement has a five-year term beginning September 1, 2005, and expiring August 31, 2010.  ExxonMobil’s ability to terminate or refuse to renew the agreement is subject to the occurrence of certain events set forth in the Petroleum Marketing Practices Act, which include bankruptcy or breach of the agreement by the Company, and termination by ExxonMobil of its petroleum marketing activities in the Company’s distribution area.  ExxonMobil may terminate or refuse to renew these agreements only if it terminates or refuses to renew the agreement in compliance with the Petroleum Marketing Practices Act.

The Company’s agreement with ExxonMobil does not prohibit it from entering into similar arrangements with other petroleum companies.  The terms of the distribution agreement require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which quantities include gasoline purchased for sale at its travel centers.  The maximum monthly volume required to be distributed by ExxonMobil in any given month is the greater of actual volume in the prior month or the actual volume in the same month of the prior year.  The Company determines the amount of gasoline it will purchase under the agreement based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts.

During the term of the prior ExxonMobil distribution agreement, purchases of ExxonMobil met the minimum quantities for contract years ended March 31, 2004 and March 31, 2005.  During the term of the current ExxonMobil distribution agreement, purchases met the minimum quantities.  The Company is on target to meet its required three million gallons for the contract year ending August 31, 2008.  The Company is not subject to any penalty if it fails to meet the minimum quantity requirements. Additionally, the minimum quantities can be increased or decreased, as applicable, to accommodate additional travel centers, or losses of travel centers.

In addition to the requirement to purchase minimum amounts under the ExxonMobil distribution agreements, the Company is also required to pay a processing fee of approximately 3% of the value of the sale for purchases of gasoline made by customers using a credit card.

Gasoline Wholesaling

The Company wholesales ExxonMobil gasoline to three independent wholesale locations.  All of the contracts with the wholesalers can be terminated upon the occurrence of certain events including bankruptcy or breach of the agreement, termination by ExxonMobil of its petroleum marketing activities in the Company’s distribution area or upon 30 days’ notification to the Company.  The terms of the contracts allow the three independent wholesalers to purchase a maximum gallon quantity of 105% of the gallons purchased in the preceding calendar year.  There are no minimum gallon quantity requirements for any of the three contracts.

Over the past five years, wholesaling of gasoline has accounted for, on average, approximately 13.5% of overall revenues.  The Company anticipates expanding its current level of gasoline wholesaling and is marketing its wholesaling business.

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

Employees

As of January 31, 2008, the Company had approximately 117 full-time and 22 part-time employees; 38 were located in Arizona, 101 were located in New Mexico.  None of the Company’s employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good.

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

Trademarks

The Company operates its travel centers under a number of its own trademarks such as The Thing, Butterfield Station and Bowlin’s Running Indian, as well as certain trademarks owned by third parties and licensed to the Company, such as the Dairy Queen, Dairy Queen/Brazier, ExxonMobil, Shell and Mobil trademarks.  The Company’s right to use the trademarks Dairy Queen, Dairy Queen/Brazier, ExxonMobil, Shell and Mobil are derived from the agreements entered into with these companies, and these rights expire when those agreements expire or are terminated.  The Company has a Federal trademark for “BOWLIN” that is effective through 2008.  All other rights to trade names that the Company uses in its operations are protected through common law or state rights granted through a registration process.  The Company believes that its trademark rights will not materially limit competition with its travel centers.  The Company also believes that, other than its Federal trademark for “BOWLIN”, none of the trademarks owned are material to overall business; however, the loss of one or more of our licensed trademarks could have an adverse effect.

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

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of January 31, 2008, the Company operated ten travel centers, seven of which are in New Mexico and three of which are in Arizona.   The Company owns the real estate and improvements where five of its travel centers are located, all of which are subject to mortgages.  Five of the Company’s existing travel centers are located on real estate that the Company leases from various third parties.  These leases have terms ranging from five to thirty-one years, assuming exercise by the Company of all renewal options available under certain leases.

The Company’s principal executive offices occupy approximately 20,000 square feet of space owned by the Company in Albuquerque, New Mexico.  The Company owns its principal office space as well as a central warehouse and distribution facility occupying approximately 44,000 square feet in Las Cruces, New Mexico.  The Company believes that its headquarters and warehouse facilities are adequate for its operations for the foreseeable future.

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

The Company did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of April 25, 2008, there were 4,583,348 shares of common stock of the Company outstanding.  There are no outstanding options or warrants to purchase, or securities convertible into shares of common stock of the Company.  Shares of the common stock of the Company are traded on the OTC Bulletin Board under the symbol “BWTL”. As of April 22, 2008, there were approximately 25 holders of record of the Company’s common stock.  A greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.  The following table sets forth the high and low sales prices for the Company’s common stock for each quarter during the past two fiscal years. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  The Company made no purchases of its equity securities in the fourth quarter of fiscal 2008.

Fiscal Year Ended January 31, 2007	High	Low

Fiscal Quarter Ended 4/30	$1.85	$1.51
Fiscal Quarter Ended 7/31	$2.25	$1.60
Fiscal Quarter Ended 10/31	$2.00	$1.59
Fiscal Quarter Ended 1/31	$2.80	$1.60

Fiscal Year Ended January 31, 2008	High	Low

Fiscal Quarter Ended 4/30	$2.00	$1.61
Fiscal Quarter Ended 7/31	$2.25	$1.53
Fiscal Quarter Ended 10/31	$2.10	$1.70
Fiscal Quarter Ended 1/31	$2.05	$1.69

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

In the Company’s Articles of Incorporation, pursuant to Nevada Revised Statutes Section 78.378, the Company elected not to be governed by the provisions of Nevada Revised Statutes Section 78.378 to 78.3793, inclusive.  Pursuant to Nevada Revised Statutes Section 78.434, the Company also elected not to be governed by the provisions of Nevada Revised Statutes Sections 78.411 to 78.444, inclusive.  These statutes are sometimes referred to as “interested stockholder” statutes and their purpose is to limit the way in which a stockholder may effect a business combination with the corporation without board or stockholder approval.  Because the Company has elected not to be governed by these statutes, a person or entity could attempt a takeover, or attempt to acquire a controlling interest of, and effect a business combination with, Bowlin Travel Centers without the restrictions of these Nevada Revised Statutes provisions.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following is a discussion of the financial condition of the Company as of January 31, 2008 and 2007 and the results of operations of the Company as of and for the three fiscal years ended January 31, 2008, 2007 and 2006.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included elsewhere in this Form 10-K.  References to specific years refer to the Company’s fiscal year ending January 31 of such year.

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

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales.  Each of the Company’s travel center locations retail a variety of unique Southwestern souvenirs and gifts.  Eight of the ten retail operations retail gasoline.  Five of the Company’s ten locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names. The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

The Company wholesales gasoline to three independent third party locations.  All of the independent third party wholesale locations sell ExxonMobil gasoline.  The wholesale gasoline does not meet the operating segment definition criteria of paragraph 10(b) of FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as the Company does not review wholesale gasoline operating results for decision making about resource allocation.  Therefore, wholesale gasoline sales have been aggregated with the Company’s business activities.

Results of Operations

Fiscal Year Ended January 31, 2008 (Fiscal 2008) Compared to Fiscal Year Ended January 31, 2007 (Fiscal 2007)

Gross sales from continuing operations at the Company’s travel centers increased by 2.4% to $28.651 million for the twelve months ended January 31, 2008, from $27.973 million for the twelve months ended January 31, 2007.  Merchandise sales from continuing operations decreased 1.2% to $9.312 million for the twelve months ended January 31, 2008, from $9.426 million for the twelve months ended January 31, 2007.  The decrease is due to a decrease in general merchandise sales, handmade jewelry sales and t-shirt sales as well as weather related conditions that slowed overall highway traffic during the first quarter of fiscal 2008 offset by an increase in gold, c-store and moccasin sales.  In addition, the increase in gasoline prices continues to have a negative impact on travel and sales.  Retail gasoline sales from continuing operations increased 7.7% to $10.881 million for the twelve months ended January 31, 2008, from $10.101 million for the same period in 2007.  The increase is due to market price increases as the average gallon of gasoline retailed for $3.12 for the twelve months ended January 31, 2008, compared to $2.80 for the twelve months ended January 31, 2007, partially offset by a decrease in gallons sold of approximately 122,000 gallons.  Restaurant sales from continuing operations decreased 1.0% to $2.374 million for the twelve months ended January 31, 2008, from $2.397 million for the twelve months ended January 31, 2007.  The decrease is due to increases in convenience store food sales at Picacho Peak Plaza that negatively affect restaurant sales at the Picacho Peak DQ, partially offset by increases in retail prices during the first quarter of fiscal year 2008.  In addition, increases in gasoline prices continue to have a negative impact on travel and restaurant sales.  Wholesale gasoline sales to independent retailers increased 0.6% to $6.084 million for the twelve months ended January 31, 2008, from $6.049 million for the twelve months ended January 31, 2007.  The increase is primarily due to market price increases offset by a decrease in gallons purchased during fiscal year 2008.

Cost of goods sold from continuing operations increased 4.0% to $19.670 million for the twelve months ended January 31, 2008, from $18.910 million for the twelve months ended January 31, 2007.  Merchandise cost of goods from continuing operations decreased 0.2% to $3.191 million for the twelve months ended January 31, 2008, from $3.196 million for the twelve months ended January 31, 2007.  This decrease is related to the decrease in sales as well as weather related conditions that slowed overall highway traffic during the first quarter of fiscal 2008.  Retail gasoline cost of goods sold from continuing operations increased 7.8% to $9.724 million for the twelve months ended January 31, 2008, from $9.018 million for the twelve months ended January 31, 2007. The increase corresponds to market price increases and is partially offset by a decrease in gallons sold.  Restaurant cost of goods sold from continuing operations increased 3.3% to $695,000 for the twelve months ended January 31, 2008, from $673,000 for the twelve months ended January 31, 2007.  The increase is primarily due to increases in fuel delivery surcharges.  Wholesale gasoline cost of goods sold increased 0.6% to $6.060 million for the twelve months ended January 31, 2008, from $6.023 million for the twelve months ended January 31, 2007.  The increase is primarily due to market price increases offset by a decrease in gallons purchased during fiscal year 2008.  Cost of goods sold from continuing operations as a percentage of gross revenues increased to 68.7% for the twelve months ended January 31, 2008, as compared to 67.6% for the twelve months ended January 31, 2007.  The increase is primarily due to the increase in gasoline cost of goods sold as a result of overall market prices increases partially offset by a decrease in fuel gallons purchased.

Gross profit from continuing operations decreased 3.7% to $8.513 million for the twelve months ended January 31, 2008, from $8.840 million for the twelve months ended January 31, 2007.  The decrease is primarily attributable to a decrease in merchandise sales and increases in customer discounts.  The increase in customer discounts is due to a gold jewelry sale that began before Mother’s Day and continued throughout the year and a 25% off sale on all merchandise in August 2007.

General and administrative expenses for continuing operations consist of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses for continuing operations also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses from continuing operations increased 5.4% to $7.490 million for the twelve months ended January 31, 2008, from $7.109 million for the twelve months ended January 31, 2007.  The increase is primarily due to general repair and maintenance that includes snow removal and wind damage as well as an increase in weed and trash clean up at the retail locations, donations, accounting costs related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance, utilities also related to the unusual winter weather, and costs associated with the Company’s inventory bar-coding project.  The increase in general and administrative expenses is partially offset by decreases in freight as a result of volume purchasing, overall insurance and personnel related costs.

Depreciation and amortization expense from continuing operations increased 5.7% to $801,000 for the twelve months ended January 31, 2008, from $758,000 for the twelve months ended January 31, 2007.  The increase is associated with certain asset additions for the twelve months ended January 31, 2008 offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 77.2% to $222,000 for the twelve months ended January 31, 2008, compared to operating income from continuing operations of $972,000 for the twelve months ended January 31, 2007.

Non-operating income (expense) related to continuing operations includes interest income, rental income and interest expense.  Interest income increased 101.1% to $189,000 for the twelve months ended January 31, 2008, from $94,000 for the twelve months ended January 31, 2007.  The increase is primarily due to higher interest rates in the current period and additional certificates of deposit purchased by the Company from the proceeds of the sale of the Rio North facility.  Gains from the sale of property and equipment decreased to $26,000 for the twelve months ended January 31, 2008 from $113,000 for the twelve months ended January 31, 2007.  The fiscal 2008 gain of $26,000 is due to payments of $42,000 received related to notes receivable that include deferred gains, an earnest deposit of $24,000 that was forfeited due to a purchase agreement closing date expiring, a gain of $5,000 from the sale of property, fixtures and equipment located in Lordsburg, New Mexico to Don Juan Restaurant and a gain on the sale of vehicles of $1,000, partially offset by a write off of $28,000 of impaired assets and a loss on building and equipment of $18,000.  The fiscal 2007 gain of $113,000 is due to payments of $37,000 received related to notes receivable that include deferred gains, the gain on the sale of two vehicles and various equipment of $2,000 as well as the sale of fill dirt to a construction company working in southern New Mexico for $24,000 and the sale of an easement for $50,000.  Miscellaneous income of $2,000 for the twelve months ended January 31, 2008, is due to a movie company using one of the Company’s land locations for filming.  There was no miscellaneous income for fiscal year ending January 31, 2007.  Rental income was $159,000 for the twelve months ended January 31, 2008 compared to $176,000 for the twelve months ended January 31, 2007.  Interest expense increased 11.3% to $374,000 for the twelve months ended January 31, 2008, from $336,000 for the twelve months ended January 31, 2007.  The increase is primarily due to fees related to the exchange of debt of approximately $62,000 which are partially offset by the Company’s exchange of debt with its primary lender in November 2007 that resulted in a lower interest rate.

Income from continuing operations before income taxes decreased 77.9% to $225,000 for the twelve months ended January 31, 2008, compared to income from continuing operations before income taxes of $1.020 million for the twelve months ended January 31, 2007.  As a percentage of gross revenues, income from continuing operations before income taxes was 0.8% for the twelve months ended January 31, 2008, compared to 3.6% for the twelve months ended January 31, 2007.

Income tax expense from continuing operations decreased 75.1% to $103,000 for the twelve months ended January 31, 2008, compared to an income tax expense of $413,000 for the twelve months ended January 31, 2007.  The decrease is primarily due to the decrease in operating income from continuing operations as well as a decrease in non-operating gains from the sale of property and equipment partially offset by the increase in interest expense.  The effective tax rate for fiscal 2008 was 45.7%, compared to 40.5% for fiscal 2007.  The effective tax rate increased by 5.2% from fiscal 2008 to fiscal 2007 as a result of permanent and timing differences related to federal and state income taxes as a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities.

Discontinued operations represents property held for sale and is classified as a component separate from continuing operations in the income statement as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-lived Assets (as amended).  At January 31, 2008, discontinued operations consisted of three of the Company’s retail locations.  Two retail locations are for sale and one of the retail locations is no longer in operation.  The third retail location sold May 24, 2007.  The loss from discontinued operations for the twelve months ended January 31, 2008 is $357,000 compared to a loss from discontinued operations for the twelve months ended January 31, 2007 of $343,000.  The income tax benefit for discontinued operations for the twelve months ended January 31, 2008 is $143,000 compared to an income tax benefit of $139,000 for the twelve months ended January 31, 2007.

Income in the amount of $549,000, net of income tax expense, from the disposal of one discontinued operation on May 24, 2007, is due to the sale of property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.  The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 that were related to this retail location due to the exchange of debt, and is net of income tax expense of approximately $349,000.

The foregoing factors contributed to net income for the twelve months ended January 31, 2008 of $458,000 compared to a net income of $604,000 for the twelve months ended January 31, 2007.

Liquidity and Capital Resources

At January 31, 2008, the Company had working capital of $6.706 million compared to working capital of $5.051 million at January 31, 2007 (“working capital” is the excess of total current assets over total current liabilities).  At January 31, 2008, the Company had a current ratio of 5.4:1 compared to a current ratio of 3.7:1 at January 31, 2007 (“current ratio” is the ratio of current assets to current liabilities).  The increase in working capital is due to an increase in marketable securities of $1.847 million, an increase in accounts receivable of $51,000, an increase in the deferred income tax asset of $52,000, an increase in interest receivable of $13,000, an increase in the current portion of notes receivable of $5,000, a decrease in the current portion of long-term debt of $80,000, a decrease in accounts payable of $181,000, a decrease in accrued liabilities of $60,000 and a decrease in deferred revenue of $19,000, partially offset by a decrease in cash of $409,000 and a decrease in inventory of $244,000.  The increase in marketable securities, which consists of twelve-month certificates of deposit, is due to $347,000 of certificates with maturity dates greater than three months as well as the purchase of $1.500 million in certificates with part of the proceeds from the sale of Rio Puerco on May 24, 2007.  The increase in accounts receivable is primarily due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales.  The increase in income taxes is primarily due to decreases in federal and state income taxes as a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases.  The increase in interest receivable is primarily due to additional certificates of deposit.  The decrease in the current portion of long-term borrowing is normal scheduled payments that have decreased due to the exchange of real estate debt with the Company’s primary lender Bank of the West effective November 30, 2007, as well as changes in terms agreements with the Company’s primary lender, Bank of the West, effective September 29, 2007.  The November 30, 2007 exchange of debt released all of the Company’s assets and substituted several specific properties as collateral to secure the payment of real estate debt and the interest rate on such debt is currently set at 5.92% for the next five years.  The September 29, 2007 change in terms modified the Company’s interest rates on other debt with Bank of the West from a variable rate of interest subject to annual adjustment to a variable rate of interest subject to adjustment every five years, currently set at 7.26%.  The decrease in accounts payable is primarily due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales.  The decrease in accrued liabilities is due to decreases in accrued salaries and wages.  The decrease in deferred revenue is a result of outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2007.  The decrease in cash balances at the end of January 31, 2008 is a result of a decrease in gross profit due to increases in discounts on sales and cost of goods sold offset by the income from the disposal of discontinued operations.  The decrease in inventory is due to decreases at the Company’s central warehouse partially offset by higher gasoline inventory as well as higher costs to purchase fuel.

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

The net cash provided by operating activities was $245,000 at January 31, 2008, compared to $1.208 million at January 31, 2007.  During fiscal 2008, there was a increase in the gain on sale of property and equipment of $879,000, a decrease in net income of $146,000, a decrease in depreciation and amortization of $14,000, a decrease in loan fee amortization of $11,000, an increase in the provision for deferred income taxes of $67,000 offset by the retirement of debt issuance costs of $132,000 and a decrease in net operating assets and liabilities of $24,000.  During fiscal 2007, there was a decrease in the gain on the sale of property and equipment of $83,000 and a decrease in the provision for deferred income taxes of $12,000 partially offset by a decrease in net income of $46,000, a decrease in loan fee amortization of $11,000 and a decrease in net operating assets and liabilities of $20,000.

Net cash used in investing activities was $398,000 at January 31, 2008, compared to net cash provided by investing activities of $401,000 at January 31, 2007.  During fiscal 2008, there was an increase in the proceeds from the sale of assets of $2.390 million, a decrease in notes receivable of $53,000, an increase of payments received from notes receivable of $59,000, an increase in the investment of real estate of $4,000 offset by an increase in purchases of property and equipment of $377,000, the purchase of additional certificates of deposit of $1.500 million, and a decrease in marketable securities of $615,000.  During fiscal 2007 there was a decrease in the proceeds from the sale of property and equipment of $326,000, an increase in purchases of property and equipment of $249,000, a decrease in the investment in real estate of $25,000, and increase in note receivable of $53,000 and a decrease in payments received from notes receivable of $136,000 partially offset by an increase in marketable securities of $189,000.

Net cash used in financing activities was $256,000 at January 31, 2008, compared to net cash used in financing activities of $393,000 at January 31, 2007.  Payments on long-term debt were $222,000 compared to payments on long-term debt of $387,000 at January 31, 2007.  Payments for debt issuance costs were $34,000 at January 31, 2008 compared to debt issuance costs of $6,000 at January 31, 2007.  The increase in debt issuance costs is due to costs associated with the exchange in real estate debt with the Company’s primary lender effective November 30, 2007.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline.  During the year ended January 31, 2008, retail gasoline sales from continuing operations accounted for approximately 32.5% of the Company’s net sales.  To the extent that the availability of gasoline was restricted for any reason, including due to storms, political issues, pipeline disruptions, war, act or threats of terrorism in the United States or abroad, the Company's gross sales would be affected, thereby reducing the amount of net cash that would be provided by operating activities.  It is impossible to foresee or predict the exact economic effect on cash flows that any such restriction would have.

As of January 31, 2008, the Company was indebted to its primary lender, Bank of the West, in an aggregate principal amount of approximately $4.705 million.  The Company exchanged its real estate debt with its primary lender on November 30, 2007.  The interest rate is currently set at 5.92% for the next five years and is subject to adjustment every five years.  The debt matures November 2017.  The Company’s total monthly payments on outstanding long-term debt are approximately $34,000.  In accordance with EIFT Issue No 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments”, the original debt was considered extinguished because of substantially different terms.  Therefore, loan fees of approximately $131,000 associated with the original debt were retired during the second quarter of the fiscal year ended January 31, 2008.

Under the new November 30, 2007 real estate debt with Bank of the West, the Company must maintain a minimum debt service coverage ratio, calculated annually from the Company’s audited fiscal year financial statements.  For fiscal year ended January 31, 2008, the Company was not aware of any non-compliance with the minimum financial ratio.

As of January 31, 2007, the Company was indebted to various banks in an aggregate principal amount of $4.927 million.  The loans and promissory notes matured at dates from September 2008 to February 2015 and accrued interest at fixed interest rates ranging from 6.0% to 7.26% per annum.  The Company’s total monthly payments on outstanding long-term debt obligations were approximately $47,000.

Approximately $4.870 million of the $4.927 million outstanding as of January 31, 2007 was borrowed under the Master Loan Agreement with Bank of the West.  Under the Master Loan Agreement, the Company granted a security interest in substantially all of its assets as security interests against its obligations under the agreement.  In addition, the Company was required to maintain minimum financial ratios, calculated quarterly from fiscal quarter reviewed statements with income and expense items annualized.   There are other certain restrictions and limitations, including the restrictions on payment of dividends by the Company, limitation on the issuance of additional debt, the redemption of capital stock and the sale or transfer of assets.  For fiscal year ending January 31, 2007, the Company was not aware of any non-compliance with the minimum financial ratios.

The Company has forecasted approximately $750,000 for capital commitments for fiscal year 2008 consisting of renovation and upgrading of facilities.  The Company expects to use current working capital and cash flows from operations to fund these commitments as well as debt sources for these commitments.

The Company is unaware of any trends or demands, commitments or uncertainties that will result or are reasonably likely to result in liquidity increasing or decreasing in any material way over the next twelve months.  The Company believes that its working capital and the cash flow generated from current operations will be sufficient to fund operations over the next twelve months without borrowing any additional funds under the credit facility.  The Company is not currently a party to any agreements to acquire any additional travel centers.  If the Company were to acquire additional travel centers it would likely have to obtain additional financing to do so, either under the current credit facility or through other means.  The Company cannot predict with any certainty what the terms of such financing might be.

The Company leases land at several of its retail operating locations.  The leasing agreements for the various locations include 5 to 35 year leases with remaining lives on those leases ranging from approximately 4 to 30 years at January 31, 2008.  The rent payment for one of the contingent rentals is determined based on a fixed annual payment of $20,000, adjusted annually according to the consumer price index (CPI) plus 2.5% revenues from merchandise and Dairy Queen sales and $0.0025 per gallon of gasoline sold at such location.  The rent payment for another of the contingent rentals is determined based on a fixed annual payment of $11,500, adjusted annually by 3%.  The rent payment for another of the contingent leases is determined based on 3% of revenues from merchandise sold at such location, plus $0.02 per gallon of gasoline sold at such location.  The rent payment for another of the contingent leases is determined based on a fixed annual payment of $23,900 adjusted every five years according to the consumer price index (CPI), plus 2.5% of revenues from merchandise sales and $0.0025 per gallon of gasoline sold at such location.  The rent payment for the last of the contingent leases is determined based on a fixed monthly amount of $4,267 plus 10% of revenues from merchandise sales at such location, up to $250,000, plus 5% of revenue from Dairy Queen sales at such location, up to $140,000, plus $0.005 per gallon of gasoline sold at such location with a base of $100.00 per month; the percentages decrease to 5% of revenues from merchandise sales in excess of $250,000, and 3% of revenues from Dairy Queen sales in excess of $140,000, respectively.  In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Following on next page.

BOWLIN TRAVEL CENTERS, INC.

Financial Statements

January 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bowlin Travel Centers, Inc.

We have audited the accompanying balance sheets of Bowlin Travel Centers, Inc. as of January 31, 2008 and 2007, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended January 31, 2008.  Bowlin Travel Center, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.  The statements of income, stockholders’ equity, and cash flows of Bowlin Travel Centers, Inc. for the year ended January 31, 2006 were audited by Moss Adams, LLP, whose report dated April 28, 2006, expressed an unqualified opinion on those statements

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowlin Travel Centers, Inc. as of January 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Accounting & Consulting Group, LLP

/s/ Accounting & Consulting Group, LLP

Albuquerque, New Mexico
April 23, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Bowlin Travel Centers, Inc.
Albuquerque, New Mexico

We have audited the accompanying statements of income, stockholders’ equity and cash flows for the year ended January 31, 2006 of Bowlin Travel Centers, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Moss Adams LLP

Albuquerque, New Mexico
April 28, 2006

BOWLIN TRAVEL CENTERS, INC.
Balance Sheets
January 31, 2008 and 2007

Assets	2008	2007
Current assets:
Cash and cash equivalents	$1,899,021	2,307,996
Marketable securities	2,300,000	453,000
Accounts receivable	94,183	43,103
Inventories	3,410,625	3,654,883
Income taxes	244,994	192,794
Interest receivable	29,453	16,040
Prepaid expenses	208,119	209,080
Notes receivable, current maturities	59,916	55,285
Total current assets	8,246,311	6,932,181
Property and equipment, net	9,854,502	9,706,171
Assets held for sale	1,123,300	2,558,747
Intangible assets, net of $110,916 and $361,905 accumulated amortization	46,839	161,702
Investment in real estate	418,663	415,404
Notes receivable, less current portion	171,995	232,163
Total assets	$19,861,610	20,006,368

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$128,386	180,621
Current maturities of long-term debt of assets held for sale	—	28,006
Accounts payable	769,057	950,578
Accrued salaries and benefits	386,277	406,773
Accrued liabilities	232,985	272,104
Deferred revenue, current	23,470	42,826
Total current liabilities	1,540,175	1,880,908

Deferred income taxes	639,000	759,300
Long-term debt, less current maturities	4,577,095	4,197,883
Long-term debt, less current maturities of assets held for sale	—	520,648
Total liabilities	6,756,270	7,358,739

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized,
none issued or outstanding at January 31, 2008 and 2007	—	—
Common stock, $.001 par value; 10,000,000 shares authorized,
4,583,348 issued and outstanding at January 31, 2008 and 2007	4,583	4,583
Additional paid-in capital	9,775,192	9,775,192
Retained earnings	3,325,565	2,867,854
Total stockholders’ equity	13,105,340	12,647,629
Total liabilities and stockholders’ equity	$19,861,610	20,006,368

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Statements of Income

	Years ended January 31,
	2008	2007	2006

Gross sales	$28,651,097	27,973,253	23,442,062
Less discounts on sales	(468,180)	(222,678)	(189,806)
Net sales	28,182,917	27,750,575	23,252,256
Cost of goods sold	19,670,382	18,909,999	14,394,561
Gross profit	8,512,535	8,840,576	8,857,695
General and administrative expense	(7,489,912)	(7,109,860)	(6,923,694)
Depreciation and amortization	(800,723)	(758,452)	(740,839)
Operating income	221,900	972,264	1,193,162

Other non-operating income (expense):
Interest income	189,212	94,322	69,385
Gain on sale of property and equipment	26,191	113,456	196,593
Rental income	159,358	175,586	173,546
Miscellaneous	2,125	—	—
Interest expense	(374,078)	(335,517)	(322,134)
Total other non-operating income	2,808	47,847	117,390

Income from continuing operations before income taxes	224,708	1,020,111	1,310,552
Income tax expense	(102,626)	(413,232)	(471,036)
Income from continuing operations	122,082	606,879	839,516

Discontinued operations
Loss from operations of discontinued component	(356,837)	(342,723)	(295,299)
Income tax benefit	143,395	138,832	106,136
	(213,442)	(203,891)	(189,163)
Income from disposal of discontinued
operations, net of income tax expense	549,071	—	—

Unusual item	—	201,200	—

Net income	$457,711	604,188	650,353

Earnings (loss) per share:
Basic and diluted, continuing operations	$0.03	0.17	0.18
Basic and diluted, discontinued operations	$(0.05)	(0.04)	(0.04)
Basic and diluted, disposals of discontinued operations	$0.12	—	—
Basic and diluted, net income	$0.10	0.13	0.14

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.

Statements of Stockholders’ Equity

For the Years Ended January 31, 2008, 2007 and 2006

		Common	Additional
	Number	stock,	paid-in	Retained
	of shares	at par	capital	earnings	Total

Balance at January 31, 2006	4,583,348	$4,583	$9,775,192	$2,263,666	$12,043,441
Net income	—	—	—	604,188	604,188

Balance at January 31, 2007	4,583,348	4,583	9,775,192	2,867,854	12,647,629
Net income	—	—	—	457,711	457,711

Balance at January 31, 2008	4,583,348	$4,583	$9,775,192	$3,325,565	$13,105,340

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Statements of Cash Flows

	Years ended January 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$457,711	604,188	650,353
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	873,160	887,597	884,561
Amortization of loan fee	14,465	25,504	36,963
Gain on sale of property and equipment	(992,799)	(113,456)	(196,593)
Provision for deferred income taxes	(120,300)	(52,900)	(65,000)
Retirement of debt issuance costs	131,602	—	—
Changes in operating assets and liabilities:
Accounts receivable	(51,080)	(1,639)	10,542
Inventories	244,258	(48,846)	(99,206)
Prepaid expenses and other	(51,239)	(126,236)	88,111
Accounts payable and accrued liabilities	(241,136)	86,917	(21,317)
Deferred income	(19,356)	(52,728)	(100,831)
Net cash provided by operating activities	245,286	1,208,401	1,187,583

Cash flows from investing activities:
Proceeds from sale of assets	2,448,483	58,317	384,309
Purchases of property and equipment	(1,086,909)	(709,632)	(460,336)
Accrued interest receivable	(13,413)	(3,052)	8,230
Investment in real estate	3,259	(651)	24,283
Purchase of marketable securities	(1,500,000)	—	—
Marketable securities	(347,000)	268,000	79,000
Increase in notes receivable	—	(53,000)	—
Payment received from notes receivable	97,751	38,500	174,899
Net cash (used in) provided by investing activities	(397,829)	(401,518)	210,385

Cash flows from financing activities:
Payments on long-term debt	(221,677)	(387,051)	(740,407)
Payments for debt issuance costs	(34,755)	(6,250)	(6,350)
Net cash used in financing activities	(256,432)	(393,301)	(746,757)

Net (decrease) increase in cash and cash equivalents	(408,975)	413,582	651,211
Cash and cash equivalents at beginning of year	2,307,996	1,894,414	1,243,203

Cash and cash equivalents at end of year	$1,899,021	2,307,996	1,894,414

(Continued)

BOWLIN TRAVEL CENTERS, INC.
Statements of Cash Flows

	Years ended January 31,
	2008	2007	2006

Supplemental disclosure of cash flow information:

Cash paid for interest	$490,481	421,950	406,403

Cash paid for income taxes	$480,000	450,000	370,000

Noncash investing and financing activities:

Real estate sold in exchange for
notes receivable	$—	162,351	116,612

See accompanying notes to financial statements.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Bowlin Travel Centers, Inc. (“BTC” or “the Company”) is located in Albuquerque, New Mexico.  The Company’s tradition of serving the public dates back to 1912, when the founder, Claude M. Bowlin, started trading goods and services with Native Americans in New Mexico.  The Company’s principal business activities include the operation of ten full-service travel centers and five restaurants strategically located along well-traveled interstate highways in Arizona and New Mexico where there are generally few gas stations, convenience stores or restaurants.  The Company’s travel centers offer brand-name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in the Southwestern United States, primarily New Mexico.  The Company operates five full-service restaurants under the Dairy Queen/Brazier or Dairy Queen trade names.  All of the Company’s ten travel centers sell convenience store food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks.

The Company has a wholly owned subsidiary BMI, Inc., which is a dormant shell corporation with no assets.  BMI, Inc. dissolved in fiscal year ending 2008.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less.  The Company places its cash balances and temporary cash investments with high credit quality financial institutions.  As of January 31, 2008, the Company was not aware of any cash balances or temporary investments that exceeded the Federal Deposit Insurance Corporation (FDIC) or Securities Investor Protection Corporation (SIPC) limits, or that were not invested overnight in obligations of the U.S. Government, however, at times such cash balances may be in excess of the FDIC or SIPC insurance limits.  The Company has not experienced any losses in relation to uninsured balances.

(c)	Marketable Securities

Marketable securities consist of brokered certificates of deposit with maturities greater than three months.  All certificates of deposit have maturity dates of one year or less and are $100,000 and insured by Federal Deposit Insurance Corporation insurance.

(d)	Inventories

Inventories consist primarily of merchandise and gasoline for resale and are stated at the lower of cost or market value, with cost being determined using the first-in, first-out (FIFO) method.  The Company is subject to the uniform capitalization rules and capitalized $107,096 and $104,967 of direct and indirect costs incurred during pre-sale periods to inventory at January 31, 2008 and January 31, 2007, respectively.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

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

The Company collects and remits various federal and state excise taxes on petroleum products.  Gasoline sales and cost of goods sold included excise taxes of approximately $1,466,256, $1,396,507 and $1,629,913 for fiscal years ended January 31, 2008, 2007 and 2006, respectively.

The Company also collects and remits gross receipts taxes on sales.  Gross receipts taxes of approximately $706,651, $746,303 and $760,139 were collected and remitted for fiscal years ended January 31, 2008, 2007 and 2006, respectively.  Sales and cost of sales are presented net of gross receipts taxes.

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
January 31, 2008

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

Earnings per share of common stock, both basic and diluted, are computed by dividing net income by the weighted average common shares outstanding, assuming the shares distributed on January 30, 2001 were outstanding for all periods presented.  Diluted earnings per share is calculated in the same manner as basic earnings per share as there were no potential dilutive securities outstanding for all periods presented.  There was no issuance or acquisition of the Company’s outstanding common shares for fiscal years ended January 31, 2008, 2007 and 2006, respectively.

(n)	Reclassifications

Certain 2007 and 2006 amounts have been reclassified to conform to 2008 presentation.  Such reclassifications had no effect on net income.  Property and equipment held for sale is reclassified as a component separate from continuing operations in the income statement in accordance with SFAS No. 144 – Accounting for Impairment or Disposal of Long-lived Assets (as amended), paragraph 43.  Management’s intent is to sell two of the Company’s retail locations in the ensuing fiscal year.

Marketable securities consist of certificates of deposit with maturities greater than three months and the sum of these certificates of deposit were reclassified from cash to marketable securities.

(o)	Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.

Management believes that all accounts receivable are fully collectable.  Therefore, no allowance for doubtful accounts is deemed to be required.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

(p)	Notes Receivable

Notes receivable are accounted for using the installment method of accounting as well as original note value.  In accordance with FAS 66, “Accounting for Sales of Real Estate”, gains were deferred on loans not meeting the minimum initial 20% investment by the buyer expressed as a percentage of the sales value.

Management believes that all notes receivable are fully collectable.  Therefore, no allowance for doubtful accounts is deemed to be required.

(q)	Deferred Revenue

The current portion of deferred revenue consists of advertising revenue received in advance for billboards that the Company rents.  This revenue is recognized in income as services are provided over the term of the contract.

(r)	Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was approximately $71,488, $38,352 and $32,736 for fiscal years ended January 31, 2008, 2007 and 2006, respectively.

(s)	Freight Costs

General and administrative expense includes inbound freight costs incurred to acquire inventory for sale.  Inbound freight costs are expensed as incurred.  Freight expense was approximately $185,194, $210,085 and $230,301 for fiscal years ended January 31, 2008, 2007 and 2006, respectively.

(t)	Concentration in Suppliers

The Company is an authorized ExxonMobil distributor.  The Company sells ExxonMobil gasoline at five travel centers.  The ExxonMobil distribution agreement allows the Company to streamline its gasoline supply arrangements and take advantage of volume-driven pricing by consolidating purchases from these suppliers.  The Company’s agreement with ExxonMobil does not prohibit it from entering into similar arrangements with other petroleum companies.  The terms of the distribution agreement require the Company to purchase certain monthly minimum quantities of gasoline during the term of the agreement, which includes gasoline purchased for sale at its travel centers.  The amount of required ExxonMobil gasoline purchases is a minimum of three million gallons per year.  For ExxonMobil, the maximum monthly volume for the current month is the greater of actual volume in the prior month or the actual volume in the current month of the prior year.  The Company determines the amount of gasoline it will purchase under the agreements based on what it believes its needs will be for gasoline, including seasonal demands. These determinations are based on historical sales and internal forecasts.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

As of March 20, 2007, one of the Arizona stores was re-branded to Mobil and two of the Arizona stores were re-branded to Shell as a result of the Company entering into a retail supply agreement with Arizona Fuel Distributors, L.L.C.  The Company negotiated and entered into an agreement to purchase gasoline for its three Arizona locations through Arizona Fuel Distributors, L.L.C., paying a distributor’s markup price of $0.015 per gallon purchased.  There are no minimum or maximum gallon purchase requirements for the Company under the retail supply agreement with Arizona Fuel Distributors, L.L.C.

(2)	Notes Receivable

Notes receivable as of January 31, 2008 and 2007 consist of the following:

	2008	2007

$100,000 8% note of which $85,124 is deferred, due
$667 interest only monthly, $4,000 principal due the first year and $24,000 annually for the remaining four years (a)	$10,412	14,281
$80,000 8% note of which $21,886 is deferred, due
$1,622 monthly (including interest) through 2010 (a)	34,802	45,681
$75,000 8% note of which $31,378 is deferred, due
$4,587 quarterly (including interest) through 2010 (a)	10,865	20,196
$53,000 8.5% note, due $680 monthly (including
interest) through 2011 (b)	47,518	51,455
$108,000 9% note, of which $24,409 is deferred, due
$6,797 quarterly (including interest) through 2011 (a)	66,424	80,607
$67,500 9% note, of which $15,120 is deferred, due
$3,398 quarterly (including interest) through 2001 (a)	30,945	37,614
$67,500 9% note, of which $15,120 is deferred, due
$3,398 quarterly (including interest) through 2001 (a)	30,945	37,614
	231,911	287,448
Less current portion	(59,916)	(55,285)
	$171,995	232,163
____________
(a)	Collateralized by the property sold. In the event of default, the property reverts back to the Company.
(b)	No collateral.

The Company uses the accrual method to recognize interest income.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

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
January 31, 2008

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

Management believes that all notes receivable are fully collectable.  Therefore, no allowance is deemed to be required.

(3)	Property and Equipment

Property and equipment consist of the following at January 31:

	Estimated life (years)	2008	2007

Land		$1,212,282	939,211
Buildings and improvements	10 - 40	8,861,086	8,872,142
Machinery and equipment	3 - 10	7,442,996	6,886,677
Autos, trucks and mobile homes	3 - 10	1,724,238	1,714,567
Billboards	15 - 20	1,810,688	1,715,073
Construction in progress		27,849	58,428
		21,079,139	20,186,098
Less accumulated depreciation		(11,224,637)	(10,479,927)
Property and Equipment, net		$9,854,502	9,706,171

		2008	2007

Assets held for sale		2,028,856	4,205,410
Less accumulated depreciation		(905,556)	(1,646,663)
Assets held for sale, net		$1,123,300	2,558,747

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

Construction in progress consists of various supply inventories the Company has on hand to repair and maintain its billboards as well as for the occasional building of billboards.

	2008	2007
Depreciation expense:
Continuing operations	$800,723	758,452
Discontinued operations	72,437	129,145
	$873,160	887,597

Depreciation expense was $873,160 and $887,597 for fiscal years ending January 31, 2008 and 2007, respectively, and was charged to operations.

Gains and losses on sale of property, equipment, early termination of wholesale gasoline location and investment in real estate at January 31:

	2008	2007

Land	$40,448	36,962
Buildings and improvements	(7,019)	—
Machinery and equipment	(8,287)	2,638
Autos, trucks and mobile homes	1,049	(25)
Fill dirt	—	23,881
Sign easement	—	50,000
	$26,191	113,456

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
January 31, 2008

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

On November 27, 2006, the Company entered into a purchase agreement with Maxwell & Associates Real Estate Holdings, LLC to sell property, fixtures and equipment located in Edgewood, New Mexico.  The contract sales price is $1,300,000 including a $25,000 earnest deposit.  Closing was scheduled on or before January 30, 2007.  Closing was extended until February 20, 2007.  The closing date expired and the $25,000 earnest deposit was advanced to the Company.  The property, fixtures and equipment remain for sale and therefore have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $499,000 and $521,000 has been reclassified as assets held for sale in the January 31, 2007 and January 31, 2006 balance sheets, respectively.  The results of operations of ($119,312), ($89,596) and ($80,882) for the twelve months ended January 31, 2007, 2006 and 2005, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

On May 24, 2007, the Company sold property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit to the Pueblo of Laguna for $2,500,000 cash proceeds.  The property, fixtures and equipment sold had a carrying value of approximately of $1,352,000 and the selling costs were approximately $181,000.  The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 (see note 6, Long-term Debt), and was recognized as income from disposal of discontinued operations, net of taxes of approximately $549,000.  The Company used some of the net proceeds from the sale for capital expenditures at other retail locations, to pay off bank debt and investments in certificates of deposit.

On October 5, 2007, the Company sold property, fixtures and equipment located in Lordsburg, New Mexico to Don Juan Restaurant for $95,000 cash proceeds.  The property, fixtures and equipment sold had a carrying value of approximately $83,000 and the selling costs were approximately $7,000.  The gain on the sale of the property, fixtures and equipment was approximately $5,000.

On October 31, 2007, the Company closed its Edgewood, New Mexico location and continues to list the property, fixtures and equipment for sale.  The property, fixtures and equipment located in Edgewood listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $470,000 and $499,000 have been reclassified as assets held for sale in the January 31, 2008 and January 31, 2007 balance sheets, respectively.  The results of operations of approximately ($140,505), ($119,148) and ($89,596) for the twelve months ended January 31, 2008, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

During the Company’s fiscal year 2008, the Company’s property, fixtures and equipment located 4 miles north of Alamogordo have been listed for sale and therefore has been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $653,000 and $667,000 has been reclassified as assets held for sale in the January 31, 2008 and January 31, 2007 balance sheets, respectively.  The results of operations of ($21,573), ($28,517) and ($17,128) for the twelve months ended January 31, 2008, 2007 and 2006, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

(4)	Intangible Assets

Intangible assets, at cost, consist of the following at January 31:

	2008	2007

Franchise fees	$123,000	132,442
Debt issuance costs	34,755	391,165
	157,755	523,607
Less accumulated amortization	(110,916)	(361,905)
	$46,839	161,702

The following schedule discloses the estimated amortization expense at January 31:

2009	$7,834
2010	5,393
2011	5,143
2012	5,143
2013	5,143
Thereafter	18,183
Total	$46,839

(5)	Investment in Real Estate

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

(6)	Long-term Debt

Long-term debt consists of the following at January 31:

	2008	2007

Due bank, maturity November 2017, interest at 5.92%, monthly installments of $33,625, secured by certain properties	$4,705,481	—
Due bank, maturity September 2008, interest at 7.26%, monthly installments of $5,787, secured by all assets	—	598,238
Due bank, maturity October 2013, interest at 7.26%, monthly installments of $2,752, secured by all assets	—	295,606
Due bank, maturity September 2014, interest at 7.26%, monthly installments of $3,844, secured by all assets	—	412,862
Due bank, maturity January 2011, interest at 7.26%, monthly installments of $4,790, secured by buildings and equipment.	—	507,305
Due bank, maturity February 2015, interest at 7.26%, monthly installments of $19,390, secured by all assets.	—	2,082,756
Due bank, maturity November 2014, interest at 7.26%, monthly installments of $4,485, secured by all assets.	—	481,737
Long-term debt of continuing operations	4,705,481	4,378,504
Less current maturities of continuing operations	(128,386)	(180,621)
Long-term debt, less current maturities of continuing operations	$4,577,095	4,197,883

Due bank, maturity October 2013, interest at 7.26%, monthly installments of $4,577, secured by all assets	$—	491,597
Due bank, maturity January 2013, interest at 6%, monthly installments of $944, secured by land.	—	57,057
Long-term debt of assets held for sale	—	548,654
Less current maturities of assets held for sale	—	(28,006)
Long-term debt, less current maturities of assets held for sale	$—	520,648

Future maturities of long-term debt for the years ending January 31 are as follows:

	Continuing operations	Discontinued operations

2009	$128,386	—
2010	136,196	29,999
2011	144,481	32,135
2012	153,271	34,425
2013	162,595	36,879
Thereafter	3,980,552	415,216
Total	$4,705,481	548,654

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

The Company uses the direct identification method for allocating interest to its discontinued operations.

On November 30, 2007, the Company exchanged its real estate debt with its primary lender Bank of the West.  Previously, all of the Company’s assets were held as collateral for the debt.  The exchange released all of the Company’s assets and substituted several specific properties as collateral to secure the payment of the real estate debt.  The interest rate is currently set at 5.92% for the next five years and is subject to adjustment every five years.  In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments”, the original debt is considered extinguished because of substantially different terms.  Therefore, loan fees of approximately $131,000 associated with the original debt were retired during the second quarter of the Company’s fiscal year ended January 31, 2008 when the Bank gave the Company its firm commitment.

On September 29, 2006, the Company changed its terms agreements with its primary lender, Bank of the West.  The agreements modified the Company’s $4,870,101 million debt with Bank of the West from a variable rate of interest to a fixed rate of interest of 7.26% for the next five years.  In accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” the present value of the cash flows under the terms of the modified debt was less than 10% from the present value of the remaining cash flows under the terms of the original debt.  Therefore, the modification of terms was not considered substantially different and there was no debt extinguishment.

At January 31, 2008 and 2007, respectively, the Company was not aware of any non-compliance with the minimum financial ratios or other loan covenants.

(7)	Income Taxes

Income taxes consist of the following for the years ended January 31:

	Current	Deferred	Total
2008:
U.S. Federal	$356,400	(100,200)	256,200
State	71,400	(20,100)	51,300
	$427,800	(120,300)	307,500
2007:
U.S. Federal	$272,700	(44,100)	228,600
State	54,600	(8,800)	45,800
	$327,300	(52,900)	274,400
2006:
U.S. Federal	$358,200	(54,200)	304,000
State	71,700	(10,800)	60,900
	$429,900	(65,000)	364,900

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pre-tax income as a result of the following for the years ended January 31:

	2008	2007	2006

Computed “expected” tax expense, continuing operations	$381,497	346,838	445,588
Computed “expected” tax benefit, discontinued operations	(121,325)	(116,526)	(100,402)
State income tax expense, net of federal tax benefit, continuing operations	49,657	45,501	56,798
State income tax benefit, net of federal tax benefit, discontinued operations	(15,792)	(15,287)	(12,798)

Other, continuing operations	19,741	20,894	(31,350)
Other, discontinued operations	(6,278)	(7,020)	7,064
Total	$307,500	274,400	364,900

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at January 31:

	2008	2007
Deferred tax assets –
At January 31, 2008 deferred revenue principally due to accrual for financial reporting purposes	$13,329	16,702
At January 31, 2008, compensated absences, principally due to accrual for financial reporting purposes	33,996	35,708
Rounding	(225)	(110)
Total gross deferred tax assets	47,100	52,300
Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	682,648	810,528
Rounding	3,452	1,072
Total gross deferred liabilities	686,100	811,600
Net deferred tax liability	$639,000	759,300

There was no valuation allowance for deferred tax assets as of January 31, 2008, 2007 or 2006.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

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

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

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

Outdoor’s net losses for the tax year 2000 (fiscal year ending January 31, 2001) exceeded the income of the Company for such year.  As a result, the Company had no obligation to Outdoor for any payment under the Tax Sharing and Disaffiliation Agreement.  Management believes that the Company had no obligation to Outdoor for any such payment under the Tax Sharing and Disaffiliation Agreement.  As a result, the liability of $201,200 has been removed from the Company’s books and recorded as an unusual item in the income statement for the year ended January 31, 2007.

(8)	Profit-Sharing Plan

The Company maintains a qualified defined contribution profit-sharing plan that covers substantially all employees.  The plan year end is December 31.  The elected salary reduction is subject to limits as defined by the Internal Revenue Code.  The Company provides a matching contribution and additional discretionary contributions as determined by resolution of the board of directors.  Legal and accounting expenses related to the plan are absorbed by the Company.  The Company’s contributions to the profit-sharing plan were $63,838, $61,926 and $60,020 in fiscal 2008, 2007 and 2006, respectively.

(9)	Commitments

The Company leases land at several of its retail operating locations.  Included in general and administrative expenses in the accompanying statements of income is rental expense for these land leases of $250,875, $240,215 and $255,426 for the years ended January 31, 2008, 2007 and 2006, respectively.  The Company also leases land where several of its retail billboards are located and rent expense for these leases was $186,609, $187,552 and $191,088 for the years ended January 31, 2008, 2007 and 2006, respectively.

The leasing agreements for the various locations include 5 to 35 year leases with remaining lives on those leases ranging from approximately 4 to 30 years at January 31, 2008.  The rent payment for one of the contingent rentals is determined based on a fixed annual payment of $20,000, adjusted annually according to the consumer price index (CPI) plus 2.5% revenues from merchandise and Dairy Queen sales and $0.0025 per gallon of gasoline sold at such location.  The rent payment for another of the contingent rentals is determined based on a fixed annual payment of $11,500, adjusted annually by 3%.  The rent payment for another of the contingent leases is determined based on 3% of revenues from merchandise sold at such location, plus $0.02 per gallon of gasoline sold at such location.  The rent payment for another of the contingent leases is determined based on a fixed annual payment of $23,900 adjusted every five years according to the consumer price index (CPI), plus 2.5% of revenues from merchandise sales and $0.0025 per gallon of gasoline sold at such location.  The rent payment for the last of the contingent leases is determined based on a fixed monthly amount of $4,267 plus 10% of revenues from merchandise sales at such location, up to $250,000, plus 5% of revenue from Dairy Queen sales at such location, up to $140,000, plus $0.005 per gallon of gasoline sold at such location with a base of $100.00 per month; the percentages decrease to 5% of revenues from merchandise sales in excess of $250,000, and 3% of revenues from Dairy Queen sales in excess of $140,000, respectively.  In most cases, the Company is responsible for certain repairs and maintenance, insurance, property taxes or property tax increases, and utilities.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

Future minimum rental payments under these leases are as follows:

Year ending January 31:
2009	$253,045
2010	245,684
2011	183,995
2012	103,618
2013	106,741
Thereafter	916,995
Total	$1,810,078

(10)	Related Party Transactions

Wholesale gasoline distribution sales were sold to a Stuckey’s franchise travel center not owned by the Company.  The travel center is owned by the niece of Michael L. Bowlin.

The sales with the associated cost of goods and gross profit consist of the following at January:

	2008	2007	2006

Gross sales	$—	—	1,137,523
Cost of goods sold	—	—	1,109,490

Gross profit	$—	—	28,033

(11)	Subsequent Pronouncements

SFAS No. 157
In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements.”  This statement establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the effect of SFAS No. 157 on its financial statements, but it is not expected to be material.

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement provides entities the option to measure certain financial instruments at fair value.  SFAS No 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the effect of SFAS No. 159 on its financial statements, but it is not expected to be material.

BOWLIN TRAVEL CENTERS, INC.
Notes to Financial Statements
January 31, 2008

EITF Issue No 07-1
In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008.  The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements but it is not expected to be material.

SFAS No. 141(R)
In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

SFAS No 160
In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interest in a subsidiary.  SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008.  The company is currently assessing the effect of SFAS No. 160 on its financial statements, but it is not expected to be material.

RECENTLY ADOPTED ACCOUNTING CHANGES

FIN No. 48
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  This interpretation specifies that benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority having full knowledge of all relevant information.  A tax position meeting the more-likely than-not recognition threshold should be measured at the largest amount of benefit for which the likelihood of realization upon ultimate settlement exceeds 50 percent.  The Company adopted FIN No. 48 on February 1, 2007.

FSP AUG AIR-1
In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which is effective for the first fiscal year beginning after December 15, 2006.  This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  The Company adopted FSP AUG AIR-1 on February 1, 2007, using the direct expensing method, and the Company was not aware of any impact to the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in the control environment related to general merchandise inventory at the Company’s ten retail locations and the related disclosure controls and procedures are ineffective.  Historically, the Company has used yearly estimates based on standard markups within defined categories to record cost of goods sold.  The Company has historically counted physical inventory at each location at the end of each fiscal year.  To solve the material weakness in the control environment related to general merchandise inventory at the Company’s ten retail locations, the Company took interim inventories during the third quarter ended October 31, 2007 and during the fourth quarter of fiscal year 2008 and adjusted variances between estimated and physical inventories as needed.  The Company had no material adjustments at fiscal years ended January 31, 2008 and 2007 and does not anticipate material adjustments going forward.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may or may not prevent or detect misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Management assessed its internal control over financial reporting as of January 31, 2008, the end of the fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and its overall control environment.  This assessment is supported by testing and monitoring performed by the Company’s own financial and accounting personnel.

Based on our assessment, management has concluded that its internal controls over financial reporting were not effective as of January 31, 2008 due to the existence of a material weakness in the control environment related to general merchandise inventory at the Company’s ten retail locations.

The general merchandise inventory at the Company’s ten retail locations at January 31, 2008 was approximately $1.262 million or 37.0% of the Company’s total inventory.  Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur.  Therefore, the balance in the warehouse inventory account represents the ending inventory amount and there is no weakness related to the warehouse inventory.  The warehouse inventory at the end of the Company’s fiscal year was approximately $1.172 million or 34.3% of the Company’s total inventory.  Other key inventories including gasoline, Dairy Queen food and paper and jewelry were taken monthly and the physical counts were reconciled to the Company’s records; therefore management concluded there are no weaknesses related to these inventories.  Gasoline, Dairy Queen food and paper and jewelry inventories were approximately $800,000 or 23.5% of the Company’s total inventory.

The Company continues to dedicate resources to correct this issue and to implement its plan to use electronic point of sale merchandise tracking systems that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold.  The first phase of the plan, which was completed in March 2007, was bar-coding all items in the Company’s central warehouse.  The second phase of the plan, which was bar-coding the merchandise at the Company’s ten retail locations, was completed during the third quarter ended October 31, 2007.

During fiscal year 2008, the Company scanned the jewelry inventories at the retail locations on a monthly basis.  The scanned jewelry inventories were reconciled to the Company’s records and at the end of fiscal 2008, the Company was able to use the scanned jewelry inventories for inventory valuation.  At the end of fiscal year 2008, the Company began scanning general merchandise and the valuation process for scanning general merchandise is still being tested.  The Company anticipates completing the testing phase of scanning general merchandise at the retail locations by the end of fiscal year 2009.

The Company engaged the firm of Pulakos & Alongi, LTD to provide services to assist the Company in establishing, documenting and evaluating the design and operating effectiveness of the Company’s internal controls over financial reporting based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in preparation for complying with Sarbanes-Oxley Section 404 management requirements for non-accelerated filers for fiscal years ending on or after December 15, 2007.  The Company has completed the required documentation and will begin testing and documenting internal controls over financial reporting for the fiscal year ending 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Other than the above described issue, there were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the officers and directors of the Company.   A summary of the background and experience of each of these individuals is set forth after the table.

Name	Age	Position

Michael L. Bowlin	63	Chairman of the Board, President and Chief Executive Officer
William J. McCabe	58	Senior Vice President –Management Information Systems, Secretary, Treasurer and Director
David B. Raybould	54	Director
Nina J. Pratz	56	Chief Financial Officer, Senior Vice President and Director
Kim D. Stäke	52	Chief Administrative Officer, Vice President and Director

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants.  The Board of Directors also reviews the Company's internal accounting controls, practices and policies.  The Board of Directors has determined that Kim D. Stäke, while not independent, qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Commission and in other public communications made by the Company; strives to be compliant with applicable governmental laws, rules and regulations; and promotes prompt internal reporting of violations of the code of ethics to an appropriate person or persons.  The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors and persons who own more than ten percent (10%) of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commissions.  Officers, directors and greater than ten percent (10%) owners are also required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of such forms received by it, the Company believes that, during the fiscal year ended January 31, 2008, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than ten percent (10%) owners were complied with.

Shareholder Nominations

The Company’s entire Board of Directors performs the functions similar to those of a nominating committee. The Board of Directors believes that given the size of the Company and its operations, it is more efficient for the entire Board to perform this function, rather than delegating this to a committee. The full Board, including the Company’s President and Chief Executive Officer, identifies director nominees. The Company’s Chief Executive Officer, Mr. Bowlin, owns approximately 61.5% of the Company’s common stock and approved the nomination of the members of the Board identified herein. The Company’s existing directors and officers own a majority of the Company’s common stock, and, as a result, this group’s affirmative vote is sufficient to elect director nominees. Consequently, the Board has not established a procedure for shareholders to nominate potential director nominees.

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

No employee or officer of the Company has entered into an employment agreement with the Company, nor do we anticipate entering into any employment agreements in the future.

The following table summarizes all compensation paid by the Company to its Chief Executive Officer and Chief Financial Officer for services rendered to the Company during the fiscal years ended January 31, 2008 and 2007.  The Company has no other executive officer whose total annual salary and bonus paid to them by the Company exceeded $100,000 for the most recent fiscal year.  All information set forth in this table reflects compensation earned by these individuals for services with the Company.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	All Other Compensation ($)	Total ($)

Michael L. Bowlin Chairman of the Board, President, CEO & Director	2008 2007	97,500 97,500	85,050 85,050	15,848 (2) 15,912 (2)	198,398 198,462

Nina J. Pratz CFO, Senior Vice-President, & Director	2008 2007	78,000 78,000	27,350 21,375	8,014 (3) 6,639 (3)	113,364 106,014
____________
(1)	Includes amounts deferred at the election of the CEO and the CFO to be contributed to their 401(k) Profit Sharing Plan account.

(2)
Amount for 2008 includes (i) $1,620 of Bowlin Travel Centers discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $7,728 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner; and (iii) $6,500 for Mr. Bowlin’s car allowance.  Amount for 2007 includes (i) $1,620 discretionary matching contributions allocated to Mr. Bowlin’s 401(k) Profit Sharing Plan account; (ii) $7,792 for premiums on term life, auto and disability insurance policies of which Mr. Bowlin or his wife is the owner, and (iii) $6,500 for Mr. Bowlin’s car allowance.

(3)
Amount for 2008 includes (i) $3,514 of Bowlin Travel Centers discretionary matching contributions allocated to Ms. Pratz’s 401(k) account and (ii) $4,500 for vacation pay-out. Amount for 2007 includes $3,639 of Bowlin Travel Centers discretionary matching contributions allocated to Ms. Pratz’s 401(k) account and (ii) $3,000 for vacation pay-out.

Compensation of Directors

The following table summarizes all compensation paid by the Company to its Directors for services rendered to the Company during the fiscal year ended January 31, 2008

Director Compensation for the Fiscal Year Ended January 31, 2008

Name	Fees earned or paid in cash ($)	Total ($)

Michael L. Bowlin	—	—
William J. McCabe	—	—
David B. Raybould	1,500	1,500
Nina J. Pratz	—	—
Kim D. Stäke	—	—

Directors who are not employees of the Company are entitled to receive $500 per each meeting of the Board of Directors, or any committee thereof, attended.  Directors do not receive stock or option awards, benefits or any other compensation for services as directors of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 25, 2008, there were 4,583,348 shares of the Company's common stock outstanding. The following table sets forth the number of shares of common stock beneficially owned by (i) all persons known by the Company to be the beneficial owners of more than five percent of the outstanding shares of common stock; (ii) each Director of the Company; (iii) the executive officers of the Company; and (iv) all Directors and executive officers of the Company as a group.  This security ownership disclosure includes shares that may be received in 60 days as required by Exchange Act Rule 13d-3.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (3)	Percent of Class (4)

Michael L. Bowlin (5)(1)	2,818,536	61.5%
William J. McCabe (1)	64,548	1.4%
Nina J. Pratz (1)	116,802	2.5%
Kim D. Stäke (1)	*	*
David B. Raybould (1)	–	–
Monica A. Bowlin (6)(1)	2,818,536	61.5%
Yorktown Avenue Capital, LLC (2)	514,680	11.2%
All directors and executive officers as a group (5 persons)	2,999,886	65.4%
____________
*	Less than 1.0%

(1)	Address is c/o Bowlin Travel Centers, Inc., 150 Louisiana NE, Albuquerque, NM, 87108.

(2)	Address is 415 South Boston, 9th Floor, Tulsa, Oklahoma 74103.

(3)
Unless otherwise noted and subject to community property laws, where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock as shown beneficially owned by them.

(4)	The shares and percentages shown include the shares of common stock actually owned as of April 25, 2008.

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

The Board of Directors approves the fees and other significant compensation to be paid to the independent auditors for the purpose of preparing or issuing an audit report or related work.  The Company provides appropriate funding, as determined by the Board of Directors, for payment of fees and other significant compensation to the independent auditor.  The Board of Directors also preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimis exceptions for non-audit services described in the Securities Exchange Act of 1934.  All of the below described fees were approved by the Board of Directors in accordance with the above described procedures.

Audit Fees

The aggregate fees billed by the Accounting and Consulting Group, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended January 31, 2008 and January 31, 2007, and for the review of the financial statements included in the Company’s quarterly Reports on Form 10-Q for the fiscal years ended January 31, 2008 and for the quarter ended October 31, 2006 were approximately $47,800.

The aggregate fees billed by Moss Adams LLP for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended January 31, 2007 and January 31, 2006, and for the review of the financial statements included in the Company’s quarterly Reports on Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 and for the fiscal years ended January 31, 2006 were approximately $4,200 and $43,200, respectively.

Audit-Related Fees

None.

Tax Fees

The fees billed by Greg DuBrock, CPA for professional services rendered for the preparation of the Company’s tax return for the fiscal year ended January 31, 2007 and January 31, 2006 were approximately $1,100 and $1,000, respectively.

All Other Fees

The fees billed by Pulakos & Alongi, LTD for professional services rendered during fiscal year 2008 for establishing, documenting and evaluating the design and operating effectiveness of the Company’s internal controls over financial reporting in preparation for complying with Sarbanes-Oxley Section 404 management requirements for non-accelerated filers were approximately $37,400.

The fees billed by Greg DuBrock, CPA for professional services rendered for the preparation of the Company’s annual return/report of employee benefit plan for the fiscal year ended January 31, 2007 and January 31, 2006 were approximately $2,200 and $2,100, respectively.

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
10.35(3)
Purchase and Sale agreement, dated September 1, 2005 by and between Bowlin Travel Centers, Inc. and Lost River Estates, LLC for a tract of land known as La Luz Gate Road/Highway 54/70 in Alamogordo, New Mexico.

INDEX TO EXHIBITS
(Continued)

10.36(3)
Purchase and Sale agreement dated September 1, 2005 by and between Bowlin Travel Centers, Inc. and Lazy L, LLC for three tracts of land known as Sec.32, T.23S, R.9W., N.M.P.M., in Luna County, New Mexico.

10.37(3)
Purchase and Sale agreement, dated October 12, 2005 by and between Bowlin Travel Centers, Inc. and Devin Fenn dba D. Fenn Enterprises, Inc. for vacant land known as lots 15 through 26, inclusive, and lot 29, P.I.C. Benson Acres, according to tiled Map No. 615. records of Cochise County in Benson, Arizona.

10.38(8)	Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Teak, LLC for a tract of land known as Lot 1 Bowlin Tracts in the County of Dona Ana, New Mexico.
10.39(4)	Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Teak, LLC for a tract of land known as Lot 2 Bowlin Tracts in the County of Dona Ana, New Mexico.
10.40(4)
Purchase and Sale Agreements, dated August 15, 2006 by and between Bowlin Travel Centers, Inc. and Larjon, LLC for a tract of land known as part of Lot 53, Subdivision of Lots 4 and 5 of the Brazito Tract.

10.41(4)	Promissory Note, dated August 15, 2006 by and between Bowlin Travel Centers Inc. and C. C. Bess.
10.42(5)	Change in terms agreements with Bank of the West, dated September 29, 2006, by and between Bowlin Travel Centers, Inc., and Bank of the West.
10.44(5)
Purchase agreement, dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and Maxwell & Associates Real Estate Holdings, LLC for property, fixtures and equipment located in Edgewood, New Mexico.

10.45(5)
Letter of intent, dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and the Pueblo of Laguna to purchase property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.

10.46(6)
Retailer Product Sales Agreement, dated January 15, 2007, by and between Arizona Fuel Distributors and Bowlin Travel Centers, Inc. for the purchase of Shell brand fuel at Bowlin’s “The Thing” Travel Center and DQ near Benson, AZ, together with addendum.

10.47(6)
Retailer Product Sales Agreement, dated January 15, 2007, by and between Arizona Fuel Distributors and Bowlin Travel Centers, Inc. for the purchase of Shell brand fuel at Bowlin’s Picacho Peak Plaza in Picahco, AZ, together with addendum.

10.48(6)
Retail Sales Agreement, dated January 15, 2007, by and between Arizona Fuel Distributors and Bowlin Travel Centers, Inc. for the purchase of Mobil brand fuel at Bowlin’s Picacho Peak DQ Travel Center in Picacho, AZ, together with addendum.

10.49(6)
Amendment dated February 22, 2007 extending the closing date of the Letter of intent dated November 27, 2006, by and between Bowlin Travel Centers, Inc. and the Pueblo of Laguna to purchase property, fixtures and equipment until March 15, 2007 and Second Amendment dated March 14, 2007 extending the closing date until April 30, 2007.

10.50(7)	Purchase and sale agreement, dated September 5, 2007, by and between Bowlin Travel Centers, Inc. and Don Juan Restaurant for property, fixtures and equipment located in Lordsburg, New Mexico.
10.51(8)	Exchange of real estate debt with Bank of the West, dated December 3, 2007, by and between Bowlin Travel Centers, Inc., and Bank of the West.
10.52(9)
Special warrant deed, dated May 24, 2007, by and between Bowlin Travel Centers, Inc. and the Pueblo of Laguna to hereby grant, bargain, sell and convey all the real property located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.

10.53(10)
Addendum dated January 22, 2008, to a certain lease dated June 23, 1989, effective January 1, 1993, by and between Bowlin Travel Centers, Inc. (Lessee) and Kipp Cattle Company, a partnership and/or Rex Kipp, Jr. (Lessor).

10.54(10)	Amendment dated January 22, 2008, to a certain lease dated January 31, 1998, by and between Bowlin Travel Centers, Inc. (Lessee) and Ernest J. Short & Son, Inc. (Lessor).
10.55(10)
Commercial Lease commencing on September 21, 2206 and ending on September 20, 2016, by and between Bowlin Travel Centers, Inc. (Lessee) and the State of Arizona by and through the Arizona State Land Department (Lessor).

INDEX TO EXHIBITS
(Continued)

31.1.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.1.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
(1)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Form 10, filed November 10, 2000.
(2)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrant’s Amendment No. 1 to the Form 10, filed December 8, 2000.
(3)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10-Q filed December 12, 2005.
(4)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10 Q filed September 13, 2006.
(5)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10 Q filed December 14, 2006.
(6)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10 K filed April 27, 2007.
(7)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10 Q filed September 12, 2007.
(8)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10 Q filed December 12, 2007.
(9)	Incorporated by reference to the correspondingly numbered Exhibits in the Registrants Form 10Q filed June 13, 2007.
(10)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowlin Travel Centers, Inc.

Date: April 25, 2008	By:	/s/ MICHAEL L. BOWLIN

Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

	Signature	Date

By:	/s/ MICHAEL L. BOWLIN	April 25, 2008

Michael L. Bowlin Chairman of the Board, President, CEO and Director (Principal Executive Officer)

By:	/s/ NINA J. PRATZ	April 25, 2008

Nina J. Pratz Chief Financial Officer, Senior Vice President, and Director (Principal Accounting Officer)

By:	/s/ WILLIAM J. McCABE	April 25, 2008

William M. McCabe Senior Vice President, Management Information Systems, Secretary, Treasurer and Director

By:	/s/ KIM D. STÄKE	April 25, 2008

Kim D. Stäke Chief Administrative Officer, Vice President and Director

By:	/s/ DAVID B. RAYBOULD	April 25, 2008

David B. Raybould, Director