Form 10-Q
period 2008-04-30
BOWLIN TRAVEL CENTERS INC
filed 2008-06-10
CIK 1124653

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

As of June 10, 2008, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	April 30,	January 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,473	$1,899
Marketable securities	2,500	2,300
Accounts receivable	93	94
Inventories	3,524	3,411
Prepaid expenses	144	208
Interest receivable	35	29
Income taxes	277	245
Notes receivable, current maturities	59	60
Total current assets	8,105	8,246
Property and equipment, net	9,733	9,855
Assets held for sale	1,117	1,123
Intangible assets, net	45	47
Investment in real estate	419	419
Notes receivable, less current maturities	159	172
Total assets	$19,578	$19,862
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$951	$769
Current installments of long-term debt	130	128
Accrued liabilities	314	620
Deferred revenue	14	24
Total current liabilities	1,409	1,541

Deferred income taxes	616	639
Long-term debt, less current installments	4,544	4,577
Total liabilities	6,569	6,757

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at April 30, 2008 and January 31, 2008	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at April 30, 2008 and January 31, 2008	5	5
Additional paid in capital	9,775	9,775
Retained earnings	3,229	3,325
Total stockholders’ equity	13,009	13,105
Total liabilities and stockholders’ equity	$19,578	$19,862

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended

	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)

Gross sales	$6,627	$6,726
Less discounts on sales	48	49
Net sales	6,579	6,677
Cost of goods sold	4,790	4,586
Gross profit	1,789	2,091

General and administrative expenses	(1,722)	(1,815)
Depreciation and amortization	(210)	(194)
Operating income (loss)	(143)	82

Non-operating income (expense):
Interest income	39	27
Gain on sale of property and equipment	5	28
Interest expense	(68)	(76)
Miscellaneous income	—	2
Rental income	38	47
Total non-operating income	14	28

Income (loss) from continuing operations before income taxes	(129)	110
Income tax expense (benefit)	47	(57)
Income (loss) from continuing operations	(82)	53

Discontinued operations
Loss from operations of discontinued component	(22)	(93)
Income tax benefit	8	48
	(14)	(45)

Net income (loss)	$(96)	$8

Earnings (loss) per share:
Basic and diluted, continuing operations	$(0.018)	$0.012
Basic and diluted, discontinued operations	$(0.003)	$(0.010)
Basic and diluted, net income	$(0.021)	$0.002

Weighted average common shares outstanding	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Three Months Ended

	April 30,	April 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(96)	$8
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	214	206
Amortization of loan fee	1	7
Deferred income taxes, net	(23)	(69)
Gain on sale of assets	(5)	(28)
Changes in operating assets and liabilities, net	(215)	(44)
Net cash provided by (used in) operating activities	(124)	80

Cash flows from investing activities:
Marketable securities	(200)	(328)
Proceeds from sale of assets	—	28
Purchases of property and equipment, net	(85)	(157)
Accrued interest receivable	(5)	5
Notes receivable, net	19	17
Net cash used in investing activities	(271)	(435)

Cash flows from financing activities:
Payments on long-term debt	(31)	(52)
Net cash used in financing activities	(31)	(52)

Net decrease in cash and cash equivalents	(426)	(407)
Cash and cash equivalents at beginning of period	1,899	2,308

Cash and cash equivalents at end of period	$1,473	$1,901

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three months ended April 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008.  Results of operations for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

2.	The Company continues to list for sale two retail locations. One location is in Alamogordo, New Mexico and the other retail location is in Edgewood, New Mexico.

The property, fixtures and equipment located 4 miles north of Alamogordo listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $650,000 and $653,000 have been reclassified as assets held for sale in the April 30, 2008 and January 31, 2008 balance sheets, respectively.  The results of operations of approximately ($13,000) and ($10,000) for the three months ended April 30, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The property, fixtures and equipment located in Edgewood listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  On October 31, 2007, the Company closed the Edgewood location.  The carrying value of the property, fixtures and equipment of approximately $467,000 and $470,000 have been reclassified as assets held for sale in the April 30, 2008 and January 31, 2008 balance sheets, respectively.  The results of operations of approximately ($1,000) and ($27,000) for the three months ended April 30, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The results of operations for the three months ended April 30, 2007, include approximately ($8,000) which was reclassified to loss of discontinued operations of a component, net of the related income tax benefit.  This component was sold May 24, 2007.

3.	New Accounting Pronouncements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  This pronouncement amends SFAS No. 133 and requires enhanced disclosures abut an entity’s derivative and hedging activities thereby improving the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently assessing the effect of SFAS No. 161 on its financial statements, but it is not expected to be material.

Index

BOWLIN TRAVEL CENTERS, INC.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement provides new accounting guidance and disclosure and presentation requirements for noncontrolling interest in a subsidiary.  SFAS No. 160 is effective for the first fiscal year beginning on or after December 15, 2008.  The Company is currently assessing the effect of SFAS No. 160 on its financial statements, but it is not expected to be material.

In December 2007, the FASB issued SFAC No. 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No. 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements but it is not expected to be material.

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

Overview

The following is a discussion of the financial condition as of April 30, 2008 and January 31, 2008 and results of operations of the Company as of and for the periods ended April 30, 2008 and 2007.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2008.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales.  Each of the Company’s travel center locations retails a variety of unique Southwestern souvenirs and gifts.  The Company operates ten full-service travel centers along interstate highways in Arizona and New Mexico.  Two of the Company’s travel centers are held for sale; one of which closed on October 31, 2007.  Eight of the ten retail operations retail gasoline.  Four of the Company’s ten locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names; one of the Company’s ten locations operates a DQ Treat restaurant that sells only soft serve ice cream and drinks.  The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

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

Index

BOWLIN TRAVEL CENTERS, INC.

Results of Operations

Comparison of the Three Months Ended April 30, 2008 and April 30, 2007

Gross sales from continuing operations at the Company’s travel centers decreased by 1.5% to $6.627 million for the three months ended April 30, 2008, from $6.726 million for the three months ended April 30, 2007.  Merchandise sales from continuing operations decreased 14.2% to $1.877 million for the three months ended April 30, 2008, from $2.187 million for the three months ended April 30, 2007. The decrease is primarily due to decreases in general merchandise, handmade and gold jewelry, t-shirts and fireworks partially offset by an increase in moccasins, c-store and cigarettes.  There is a decrease in firework sales of approximately $65,000 at one of the Company’s retail locations due to county ordinances that regulate the sales of fireworks. In addition, increases in gasoline prices continue to have a negative impact on travel and sales.  Retail gasoline sales from continuing operations increased 12.2% to $2.742 million for the three months ended April 30, 2008, from $2.443 million for the same period in 2007.  The increase is due to an increase in the average retail price per gallon of approximately $0.72 per gallon, partially offset by a decrease in gallons sold of approximately 95,000 gallons.  The average gallon of gasoline retailed for approximately $3.51 for the three months ended April 30, 2008 compared to $2.79 for the three months ended April 30, 2007.  Restaurant sales from continuing operations decreased 10.0% to $546,000 for the three months ended April 30, 2008, from $607,000 for the three months ended April 30, 2007.  The decrease is due to a change during the quarter at one of the Company’s Dairy Queen locations from a full-service restaurant to a DQ Treat restaurant that sells only soft serve ice cream and drinks.  In addition, convenience store food sales at Picacho Peak Plaza negatively affect restaurant sales at the Picacho Peak DQ and increases in gasoline prices that continue to have a negative impact on travel and restaurant sales.  Wholesale gasoline sales to independent retailers decreased 1.8% to $1.462 million for the three months ended April 30, 2008, from $1.489 million for the three months ended April 30, 2007.  The decrease is primarily due to a decrease of approximately 157,000 in gasoline gallons purchased in the current period, partially offset by market price increases.

Cost of goods sold for continuing operations increased 4.4% to $4.790 million for the three months ended April 30, 2008, from $4.586 million for the three months ended April 30, 2007.  Merchandise cost of goods from continuing operations decreased 9.0% to $701,000 for the three months ended April 30, 2008, from $770,000 for the three months ended April 30, 2007.  The decrease relates to the decrease in sales.  Retail gasoline cost of goods from continuing operations increased 14.1% to $2.470 million for the three months ended April 30, 2008, from $2.164 million for the three months ended April 30, 2007.  The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold.  Restaurant cost of goods from continuing operations decreased 4.7% to $162,000 for the three months ended April 30, 2008, from $170,000 for the three months ended April 30, 2007.  The decrease is due to one of the Company’s Dairy Queen locations changing from a full-service restaurant to a soft serve ice cream and drinks only restaurant, partially offset by increases in gasoline delivery surcharges.  Wholesale gasoline cost of goods decreased 1.7% to $1.457 million for the three months ended April 30, 2008, from $1.482 million for the three months ended April 30, 2007.  The decrease is primarily due to a decrease in gasoline gallons purchased in the current period, partially offset by market price increases.  Cost of goods sold as a percentage of net revenues increased to 72.8% for the three months ended April 30, 2008, as compared to 68.7% for the three months ended April 30, 2007.  The increase is primarily due to the increase in gasoline cost of goods as a result of overall market prices increases during the period.

Gross profit from continuing operations decreased 14.4% to $1.789 million for the three months ended April 30, 2008, from $2.091 million for the three months ended April 30, 2007.  The decrease is primarily due to the increase in market prices related to retail and wholesale gasoline as well as a decrease in sales.

Index

BOWLIN TRAVEL CENTERS, INC.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses for continuing operations also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses for continuing operations decreased 5.1% to $1.722 million for the three months ended April 30, 2008, from $1.815 million for the three months ended April 30, 2007.  The decrease is due to decreases in personnel related costs, costs associated with the Company’s inventory bar-coding project, general repair and maintenance that included repair and maintenance related to overall weather conditions such as snow removal and wind damage in the prior period, supplies, freight as a result of volume purchasing, bank card fees as a result of the decrease in sales partially offset by increases in sign repair and maintenance due to prior period weather conditions that limited the Company’s ability to travel to billboard locations, and a decrease in overall insurance costs.

Depreciation and amortization expense for continuing operations increased 8.2% to $210,000 for the three months ended April 30, 2008, from $194,000 for the three months ended April 30, 2007.  The increase is associated with certain asset additions for the three months ended April 30, 2008 offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 274.4% to a loss of $143,000 for the three months ended April 30, 2008, compared to operating income from continuing operations of $82,000 for the three months ended April 30, 2007.

Non-operating income (expense) for continuing operations includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income for continuing operations increased 44.4% to $39,000 for the three months ended April 30, 2008, compared to interest income of $27,000 for the three months ended April 30, 2007.  The increase is due to additional certificates of deposit purchased by the Company from the proceeds of the sale of the Rio North facility in May 2007.  There was a gain from the sale of assets of $5,000 for the three months ended April 30, 2008 from $28,000 for the three months ended April 30, 2007.  The gain of $5,000 for the three months ended April 30, 2008 is due primarily to installment payments received related to notes receivable that include deferred gains.  The gain of $28,000 for the three months ended April 30, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $5,000, an earnest deposit of $25,000 that was forfeited due to a purchase agreement closing date expiring, partially offset by a loss of approximately $2,000 on the sale of equipment.  Rental income was $38,000 for the three months ended April 30, 2008 compared to $47,000 for the three months ended April 30, 2007.  Interest expense decreased 10.5% to $68,000 for the three months ended April 30, 2008, from $76,000 for the three months ended April 30, 2007.  The decrease is primarily due to the Company’s exchange of debt with its primary lender in November 2007 that resulted in a lower interest rate.

Income (loss) from continuing operations before income taxes decreased 217.3% to a loss of $129,000 for the three months ended April 30, 2008, compared to income before income taxes from continuing operations of $110,000 for the three months ended April 30, 2007, due to an increase in cost of goods sold primarily resulting from an increase in the market price of gasoline, and a decrease in gross sales.  As a percentage of net revenues, the loss from continuing operations before income taxes was 2.0% for the three months ended April 30, 2008, compared to income from continuing operations before income taxes of 1.6% for the three months ended April 30, 2007.

Index

BOWLIN TRAVEL CENTERS, INC.

Income tax benefit (expense) for continuing operations increased 182.5% with an income tax benefit of $47,000 for the three months ended April 30, 2008, compared to income tax expense for continuing operations of $57,000 for the three months ended April 30, 2007.  The decrease is a result of the loss from continuing operations before income taxes of $129,000 for the three months ended April 30, 2008 compared to income from continuing operations before income taxes of $110,000 for the three months ended April 30, 2007.

The foregoing factors contributed to a net loss from continuing operations of $82,000 for the three months ended April 30, 2008, compared to net income from continuing operations of $53,000 for the three months ended April 30, 2007.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale (see Note 2 to the Condensed Financial Statements).  There is a loss of $22,000 for discontinued operations for the three months ended April 30, 2008 compared to a loss of $93,000 for the three months ended April 30, 2007.  There is an income tax benefit of $8,000 for the three months ended April 30, 2008, compared to an income tax benefit of $48,000 for the three months ended April 30, 2007.  The net loss from discontinued operations for the three months ended April 30, 2008 is $14,000 compared to a net loss from discontinued operations for the three months ended April 30, 2007 of $45,000.

The foregoing factors contributed to a net loss for the three months ended April 30, 2008 of $96,000 compared to net income of $8,000 for the three months ended April 30, 2007.

Liquidity and Capital Resources

At April 30, 2008, the Company had working capital of $6.696 million compared to working capital of $6.705 million at January 31, 2008 (“working capital” is the excess of total current assets over total current liabilities).  At April 30, 2008, the Company had a current ratio of 5.8:1; compared to a current ratio of 5.4:1 as of January 31, 2008 (“current ratio” is the ratio of current assets to current liabilities).  The decrease in working capital is primarily due to a decrease in cash of $426,000, a decrease in prepaid expenses of $64,000, an increase in accounts payable of $182,000 offset by an increase in marketable securities of $200,000, an increase in inventory of $113,000, an increase in income taxes of $32,000, a decrease in accrued liabilities of $306,000 and a decrease in deferred revenue of $10,000.  The decrease in cash is due to lower cash balances at April 30, 2008 as a result of purchasing merchandise in preparation for the Company’s summer peak season that typically begins in the second quarter as well as a decrease in net income due to a decrease in sales and an increase in cost of goods sold as a result of an increase in the market price of gasoline.  The decrease in prepaid expenses is primarily due to a decrease in prepaid insurance as the Company nears its June 1, 2008 renewal date and prepaid rent.  The increase in accounts payable is primarily due to purchasing merchandise as the Company prepares for summertime sales as well as timing of electronic fund transfers related to the Company’s wholesale gasoline sales.  The increase in marketable securities, which consist of twelve-month certificates of deposit, is due to more certificates with maturity dates greater than three months in the current period.  The increase in inventory is primarily due to merchandise increases at the Company’s central warehouse and retail locations as the Company prepares for summertime sales that typically occur in the second quarter and an increase in gasoline inventory as a result of higher market prices partially offset by a decrease in gasoline gallon inventory.  The increase in income tax assets is a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases.  The decrease in accrued liabilities is primarily due to decreases in accrued salaries and wages plus the related payroll taxes, as discretionary bonuses were accrued through January 31, 2008 to be paid the following fiscal year partially offset by an increase in property taxes that were paid in December 2007 and have been accruing since that time.  The decrease in deferred revenue is a result of outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2007.

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

Net cash used in operating activities from continuing operations was $124,000 for the three months ended April 30, 2008, compared to net cash provided by operating activities from continuing operations of $80,000 for the three months ended April 30, 2007.  Net cash used in operating activities for the three months ended April 30, 2008 is primarily attributable to a net loss of $96,000, adjusted for depreciation and amortization expense of $214,000, offset by cash used by net operating assets and liabilities of $215,000, a decrease in net deferred income taxes of $23,000 and the gain on sale of assets of $5,000.  Net cash provided by operating activities for the three months ended April 30, 2007 was primarily attributable to net income of $8,000 adjusted for depreciation and amortization expense of $206,000, offset by changes in net operating assets and liabilities of $44,000, a decrease in net deferred income taxes of $69,000 and the gain on sales of assets of $28,000.

Net cash used in investing activities for the three months ended April 30, 2008 was $271,000 primarily consisting of an increase in marketable securities of $200,000, $85,000 used for purchases of property and equipment partially offset by payments from notes receivable, net, of $19,000.  Net cash used in investing activities for the three months ended April 30, 2007 was $435,000, primarily consisting of an increase in marketable securities of 328,000, $157,000 used for purchases of property and equipment partially offset by the proceeds from the sale of property and equipment of $28,000 and payments from notes receivable, net, of $17,000.

Net cash used by financing activities for the three months ended April 30, 2008 was $31,000, which consisted of payments on long-term debt.  For the three months ended April 30, 2007, net cash used in financing activities was $52,000, which consisted of payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline.  During the quarter ended April 30, 2008, retail gasoline sales from continuing operations accounted for approximately 41.7% of the Company’s net sales.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Index

BOWLIN TRAVEL CENTERS, INC.

Item 4.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in the control environment related to general merchandise inventory at the Company’s ten retail locations and that the related disclosure controls and procedures are ineffective. Historically, the Company has used yearly estimates based on standard markups within defined categories to record cost of goods sold.  The Company has historically counted physical inventory at each location at the end of each fiscal year.  Interim inventories were taken during the third quarter of fiscal year 2008 and again at the end of fiscal 2008.  There were no material inventory adjustments for fiscal year ended January 31, 2008 and the Company does not anticipate material adjustments going forward.  Throughout fiscal year 2008 the Company scanned and reconciled jewelry inventories at the retail locations on a monthly basis.  At the end of fiscal year 2008, the Company was able to use the value of the scanned jewelry inventories.  During fiscal year 2008, the Company began scanning general merchandise and the valuation process for scanned general merchandise is still being tested.  The Company anticipates completing the testing phase of scanning general merchandise by the end of fiscal year 2009.

The general merchandise inventory at the Company’s ten retail locations was approximately $1.310 million or 37.2% of the Company’s total inventory.  Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur.  Therefore, the balance in the warehouse inventory account represents the ending inventory amount and management has concluded there is no weakness related to the warehouse inventory.  The warehouse inventory balance at the end of the Company’s third quarter was approximately $1.270 million or 36.0% of the Company’s total inventory.  Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical count was reconciled to the Company’s records; therefore management has concluded there are no weaknesses related to these inventories.  Gasoline, Dairy Queen, and jewelry inventories were approximately $838,000 or 23.8% of the Company’s total inventory.

The Company continues to dedicate resources to correct this issue and to implement its plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold.  Other than the above issue with respect to general merchandise inventory, there were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: June 10, 2008	/s/ Michael L. Bowlin
Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz
Nina J. Pratz, Chief Financial Officer and Senior Vice President