Form 10-Q
period 2008-07-31
BOWLIN TRAVEL CENTERS INC
filed 2008-09-10
CIK 1124653

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

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

As of September 10, 2008, 4,583,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	July 31,	January 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,755	$1,899
Marketable securities	2,500	2,300
Accounts receivable	35	94
Inventories	3,479	3,411
Prepaid expenses	255	208
Interest receivable	28	29
Income taxes	189	245
Notes receivable, current maturities	58	60
Total current assets	8,299	8,246

Property and equipment, net	9,753	9,855
Assets held for sale	1,114	1,123
Intangible assets, net	44	47
Investment in real estate	419	419
Notes receivable, less current maturities	147	172
Total assets	$19,776	$19,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$907	$769
Current installments of long-term debt	134	128
Accrued liabilities	487	620
Deferred revenue	5	24
Total current liabilities	1,533	1,541

Deferred income taxes	607	639
Long-term debt, less current installments	4,510	4,577
Total liabilities	6,650	6,757

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at July 31, 2008 and January 31, 2008	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,583,348 issued and outstanding at July 31, 2008 and January 31, 2008	5	5
Additional paid in capital	9,775	9,775
Retained earnings	3,346	3,325
Total stockholders’ equity	13,126	13,105
Total liabilities and stockholders’ equity	$19,776	$19,862

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$7,699	$8,350	$14,326	$15,077
Less discounts on sales	54	82	102	132
Net sales	7,645	8,268	14,224	14,945
Cost of goods sold	5,390	5,557	10,180	10,143
Gross profit	2,255	2,711	4,044	4,802
General and administrative expenses	(1,856)	(2,093)	(3,578)	(3,907)
Depreciation and amortization	(211)	(194)	(421)	(389)
Operating income	188	424	45	506

Non-operating income (expense):
Interest income	33	47	71	75
Gain (loss) on sale of property and equipment	5	(1)	10	27
Interest expense	(70)	(138)	(138)	(215)
Miscellaneous income	—	—	—	2
Rental income	38	39	77	86
Total non-operating income (loss)	6	(53)	20	(25)

Income from continuing operations before income taxes	194	371	65	481
Income tax expense	(78)	(130)	(31)	(187)
Income from continuing operations	116	241	34	294

Discontinued operations
Income (loss) from operations of discontinued components	3	(109)	(20)	(201)
Income tax expense (benefit)	(1)	30	7	78
	2	(79)	(13)	(123)

Income from disposal of discontinued operations, net of income tax expense	—	549	—	549

Net income	$118	$711	$21	$720

Earnings (loss) per share:
Basic and diluted, continuing operations	$0.03	$0.05	$0.01	$0.06
Basic and diluted, discontinued operations	$—	$(0.02)	$—	$(0.02)
Basic and diluted, disposal of discontinued operations	$—	$0.12	$—	$0.12
Basic and diluted, net income	$0.03	$0.15	$0.01	$0.16

Weighted average common shares outstanding	4,583,348	4,583,348	4,583,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Six Months Ended

	July 31,	July 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$21	$720
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	429	439
Amortization of loan fee	2	14
Deferred income taxes, net	(32)	(88)
Gain on sale of assets	(10)	(994)
Retirement of debt issuance costs	—	132
Changes in operating assets and liabilities, net	(14)	160
Net cash provided by (used in) operating activities	396	383

Cash flows from investing activities:
Marketable securities	(200)	(328)
Purchase of marketable securities	—	(1,500)
Proceeds from sale of assets	—	2,362
Purchases of property and equipment, net	(318)	(623)
Accrued interest receivable	1	(6)
Investment in real estate	—	(3)
Notes receivable, net	38	61
Net cash used in investing activities	(479)	(37)

Cash flows from financing activities:
Payments on long-term debt	(61)	(155)
Net cash used in financing activities	(61)	(155)

Net decrease (increase) in cash and cash equivalents	(144)	191
Cash and cash equivalents at beginning of period	1,899	2,308

Cash and cash equivalents at end of period	$1,755	$2,499

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three and six months ended July 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008.  Results of operations for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

2.	The Company continues to list two retail locations for sale. One location is in Alamogordo, New Mexico and the other retail location is in Edgewood, New Mexico.

The property, fixtures and equipment located 4 miles north of Alamogordo listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $647,000 and $653,000 have been reclassified as assets held for sale in the July 31, 2008 and January 31, 2008 balance sheets, respectively.  The results of operations of approximately $2,000 and $5,000 for the three months ended July 31, 2008 and 2007, respectively, have been reclassified to income from discontinued operations of a component, net of the related income tax expense.  The results of operations of approximately ($12,000) and ($5,000) for the six months ended July 31, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The property, fixtures and equipment located in Edgewood listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  On October 31, 2007, the Company closed the Edgewood location.  The carrying value of the property, fixtures and equipment of approximately $467,000 and $470,000 have been reclassified as assets held for sale in the July 31, 2008 and January 31, 2008 balance sheets, respectively.  The results of operations of approximately ($200) and ($40,000) for the three months ended July 31, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.   The results of operations of approximately ($900) and ($66,000) for the six months ended July 31, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The results of operations for the three months ended July 31, 2007, include approximately ($44,000) which was reclassified to loss of discontinued operations of a component, net of the related income tax benefit.  The results of operations for the six months ended July 31, 2007, include approximately ($52,000) which was reclassified to loss of discontinued operations of a component, net of the related income tax benefit.    This component was sold May 24, 2007.

Index

BOWLIN TRAVEL CENTERS, INC.

3.	New Accounting Pronouncements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  This pronouncement amends SFAS No. 133 and requires enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is currently assessing the effect of SFAS No. 161 on its financial statements, but it is not expected to be material.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No. 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements but it is not expected to be material.

4.
Subsequent Event.  On August 29, 2008, the Company disposed of approximately one acre of land in the county of Dona Ana, New Mexico to the Commissioner of Public Lands for the State of New Mexico as Trustee for the State of New Mexico.  The Company exchanged the land for approximately 30 acres of land in Dona Ana County, New Mexico where the Company’s Old West Trading Post property is located.  The fair value of the land received and the carrying value of the land exchanged by the Company are approximately equal.  Therefore, no gain or loss will be recorded on the transaction.

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

Overview

The following is a discussion of the financial condition as of July 31, 2008 and January 31, 2008 and results of operations of the Company as of and for the periods ended July 31, 2008 and 2007.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2008.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales.  Each of the Company’s travel center locations retails a variety of unique Southwestern souvenirs and gifts.  The Company operates ten full-service travel centers along interstate highways in Arizona and New Mexico.  Two of the Company’s travel centers are held for sale; one of which closed on October 31, 2007.  Eight of the ten retail operations retail gasoline.  Four of the Company’s ten locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names; one of the Company’s ten locations operates a DQ Treat restaurant that sells only ice cream and drinks.  The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

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

Index

BOWLIN TRAVEL CENTERS, INC.

Results of Operations

Comparison of the Three Months Ended July 31, 2008 and July 31, 2007

Gross sales from continuing operations at the Company’s travel centers decreased by 7.8% to $7.699 million for the three months ended July 31, 2008, from $8.350 million for the three months ended July 31, 2007.  Merchandise sales from continuing operations decreased 17.3% to $2.468 million for the three months ended July 31, 2008, from $2.985 million for the three months ended July 31, 2007. The decrease is primarily due to decreases in general merchandise, fireworks, t-shirts and handmade and gold jewelry sales partially offset by an increase in convenience store sales that include food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks and cigarette sales.  There is a decrease in general merchandise due to a slowing economy.  In Arizona, a major interchange construction project adversely affected merchandise sales at two locations.  There is a decrease in firework sales primarily due to county ordinances that regulated the sale of fireworks at one of the Company’s retail locations during the current period.  In addition, increases in gasoline prices continue to have a negative impact on travel and sales.  Retail gasoline sales from continuing operations increased 0.6% to $2.982 million for the three months ended July 31, 2008, from $2.964 million for the same period in 2007.  The increase is due to an increase in the average retail price per gallon of approximately $0.88 per gallon, partially offset by a decrease in gallons sold of approximately 181,000 gallons.  The average gallon of gasoline retailed for approximately $4.23 for the three months ended July 31, 2008 compared to $3.35 for the three months ended July 31, 2007.  Restaurant sales from continuing operations decreased 17.9% to $601,000 for the three months ended July 31, 2008, from $731,000 for the three months ended July 31, 2007.  The decrease is due to a change at one of the Company’s Dairy Queen locations from a full-service restaurant to a DQ Treat restaurant that sold only soft serve ice cream and drinks during the quarter.  A major interchange construction project in Arizona adversely affected restaurant sales at one location.  In addition, convenience store food sales at Picacho Peak Plaza negatively affected restaurant sales at the Picacho Peak DQ and increases in gasoline prices continue to have a negative impact on travel and restaurant sales.  Wholesale gasoline sales to independent retailers decreased 1.3% to $1.649 million for the three months ended July 31, 2008, from $1.670 million for the three months ended July 31, 2007.  The decrease is primarily due to a decrease of approximately 163,000 in gasoline gallons purchased in the current period, partially offset by market price increases.

Cost of goods sold for continuing operations decreased 3.0% to $5.390 million for the three months ended July 31, 2008, from $5.557 million for the three months ended July 31, 2007.  Merchandise cost of goods from continuing operations decreased 15.3% to $875,000 for the three months ended July 31, 2008, from $1.033 million for the three months ended July 31, 2007.  The decrease relates to the decrease in sales.  Retail gasoline cost of goods from continuing operations increased 1.8% to $2.700 million for the three months ended July 31, 2008, from $2.652 million for the three months ended July 31, 2007.  The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold.  Restaurant cost of goods from continuing operations decreased 17.8% to $171,000 for the three months ended July 31, 2008, from $208,000 for the three months ended July 31, 2007.  The decrease is due to one of the Company’s Dairy Queen locations changing from a full-service restaurant to a soft serve ice cream and drinks only restaurant, partially offset by increases in food prices as well as gasoline delivery surcharges.  Wholesale gasoline cost of goods decreased 1.2% to $1.644 million for the three months ended July 31, 2008, from $1.664 million for the three months ended July 31, 2007.  The decrease is primarily due to a decrease in gasoline gallons purchased in the current period, partially offset by market price increases.  Cost of goods sold as a percentage of net revenues increased to 70.5% for the three months ended July 31, 2008, as compared to 67.2% for the three months ended July 31, 2007.  The increase is primarily due to the increase in gasoline cost of goods as a result of overall market prices increases during the period.

Index

BOWLIN TRAVEL CENTERS, INC.

Gross profit from continuing operations decreased 16.8% to $2.255 million for the three months ended July 31, 2008, from $2.711 million for the three months ended July 31, 2007.  The decrease is primarily due to the increase in market prices related to retail and wholesale gasoline as well as a decrease in sales.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses for continuing operations also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses for continuing operations decreased 11.3% to $1.856 million for the three months ended July 31, 2008, from $2.093 million for the three months ended July 31, 2007.  The decrease is due to decreases in personnel related costs, costs associated with the Company’s inventory bar-coding project, general repair and maintenance that includes weed and trash clean up at the retail locations, supplies, freight as a result of volume purchasing, bank card fees as a result of the decrease in sales and accounting costs in the prior period related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance partially offset by increases in sign repair and maintenance due to the cost of removing eight sign structures in Arizona.

Depreciation and amortization expense for continuing operations increased 8.8% to $211,000 for the three months ended July 31, 2008, from $194,000 for the three months ended July 31, 2007.  The increase is associated with certain asset additions for the three months ended July 31, 2008 offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 55.7% to $188,000 for the three months ended July 31, 2008, compared to operating income from continuing operations of $424,000 for the three months ended July 31, 2007.

Non-operating income (expense) for continuing operations includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income for continuing operations decreased 31.4% to $33,000 for the three months ended July 31, 2008, compared to interest income of $47,000 for the three months ended July 31, 2007.  The decrease is due to lower interest rates on the Company’s marketable securities as well as lower receivable balances in the current period.  There was a gain from the sale of assets of $5,000 for the three months ended July 31, 2008 compared to a loss of $1,000 for the three months ended July 31, 2007.  The gain of $5,000 for the three months ended July 31, 2008 is due primarily to installment payments received related to notes receivable that include deferred gains.  The loss of $1,000 for the three months ended July 31, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $27,000, partially offset by a loss of approximately $1,000 on the sale of a vehicle and a write off of approximately $28,000 of impaired assets.  Rental income was $38,000 for the three months ended July 31, 2008 compared to $39,000 for the three months ended July 31, 2007.  Interest expense decreased 49.3% to $70,000 for the three months ended July 31, 2008, from $138,000 for the three months ended July 31, 2007.  The decrease is primarily due to the retirement of loan fees of approximately $62,000 associated with the Company’s exchange of debt commitment with its primary lender in the prior period.

Income from continuing operations before income taxes decreased 47.7% to income of $194,000 for the three months ended July 31, 2008, compared to income before income taxes from continuing operations of $371,000 for the three months ended July 31, 2007, primarily due to decreases in net revenues, general and administrative expenses and cost of goods sold as a result of a slowing economy.  As a percentage of net revenues, the income from continuing operations before income taxes was 2.5% for the three months ended July 31, 2008, compared to income from continuing operations before income taxes of 4.5% for the three months ended July 31, 2007.

Income tax expense for continuing operations decreased 40.0% with income tax expense of $78,000 for the three months ended July 31, 2008, compared to income tax expense for continuing operations of $130,000 for the three months ended July 31, 2007.  The decrease is a result of the decrease in income from continuing operations before income taxes.

Index

BOWLIN TRAVEL CENTERS, INC.

The foregoing factors contributed to net income from continuing operations of $116,000 for the three months ended July 31, 2008, compared to net income from continuing operations of $241,000 for the three months ended July 31, 2007.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale (see Note 2 to the Condensed Financial Statements).  There is income of $3,000 for discontinued operations for the three months ended July 31, 2008 compared to a loss of $109,000 for the three months ended July 31, 2007.  There is income tax expense of $1,000 for the three months ended July 31, 2008, compared to an income tax benefit of $30,000 for the three months ended July 31, 2007.  The net income from discontinued operations for the three months ended July 31, 2008 is $2,000 compared to a net loss from discontinued operations for the three months ended July 31, 2007 of $79,000.

Income from the disposal of discontinued operations, net of income tax expense of $549,000 for the three months ended July 31, 2007, is due to the sale of property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.  The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 that were related to this retail location and the exchange of debt associated with the Company’s commitment with its primary lender, and is net of income tax expense of approximately $349,000.

The foregoing factors contributed to net income for the three months ended July 31, 2008 of $118,000 compared to net income of $711,000 for the three months ended July 31, 2007.

Comparison of the Six Months Ended July 31, 2008 and July 31, 2007

Gross sales from continuing operations at the Company’s travel centers decreased by 5.0% to $14.326 million for the six months ended July 31, 2008, from $15.077 million for the six months ended July 31, 2007.  Merchandise sales from continuing operations decreased 16.0% to $4.345 million for the six months ended July 31, 2008, from $5.172 million for the six months ended July 31, 2007. The decrease is primarily due to decreases in general merchandise, fireworks, handmade and gold jewelry and t-shirt sales partially offset by an increase in convenience store sales that include food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks, as well as moccasins and cigarette sales.  There is a decrease in general merchandise due to a slowing economy.  In Arizona, a major interchange construction project adversely affected merchandise sales at two locations.  The decrease in firework sales is primarily due to county ordinances that regulated the sales of fireworks at one of the Company’s retail locations during the current period.  In addition, increases in gasoline prices continue to have a negative impact on travel and sales.  Retail gasoline sales from continuing operations increased 5.8% to $5.724 million for the six months ended July 31, 2008, from $4.817 million for the same period in 2007.  The increase is due to an increase in the average retail price per gallon of approximately $0.79 per gallon, partially offset by a decrease in gallons sold of approximately 276,000 gallons.  The average gallon of gasoline retailed for approximately $3.86 for the six months ended July 31, 2008 compared to $3.07 for the six months ended July 31, 2007.  Restaurant sales from continuing operations decreased 14.3% to $1.147 million for the six months ended July 31, 2008, from $1.338 million for the six months ended July 31, 2007.  The decrease is due to a change at one of the Company’s Dairy Queen locations from a full-service restaurant to a DQ Treat restaurant that sold only soft serve ice cream and drinks.  A major interchange construction project in Arizona adversely affected restaurant sales at one location.  In addition, convenience store food sales at Picacho Peak Plaza negatively affect restaurant sales at the Picacho Peak DQ and increases in gasoline prices that continue to have a negative impact on travel and restaurant sales.  Wholesale gasoline sales to independent retailers decreased 1.6% to $3.110 million for the six months ended July 31, 2008, from $3.159 million for the six months ended July 31, 2007.  The decrease is primarily due to a decrease of approximately 321,000 in gasoline gallons purchased in the current period, partially offset by market price increases.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold for continuing operations increased 0.4% to $10.180 million for the six months ended July 31, 2008, from $10.143 million for the six months ended July 31, 2007.  Merchandise cost of goods from continuing operations decreased 12.6% to $1.575 million for the six months ended July 31, 2008, from $1.803 million for the six months ended July 31, 2007.  The decrease relates to the decrease in sales.  Retail gasoline cost of goods from continuing operations increased 7.3% to $5.170 million for the six months ended July 31, 2008, from $4.817 million for the six months ended July 31, 2007.  The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold.  Restaurant cost of goods from continuing operations decreased 11.7% to $333,000 for the six months ended July 31, 2008, from $377,000 for the six months ended July 31, 2007.  The decrease is due to one of the Company’s Dairy Queen locations changing from a full-service restaurant to a soft serve ice cream and drinks only restaurant, partially offset by increases in food prices as well as gasoline delivery surcharges.  Wholesale gasoline cost of goods decreased 1.4% to $3.101 million for the six months ended July 31, 2008, from $3.146 million for the six months ended July 31, 2007.  The decrease is primarily due to a decrease in gasoline gallons purchased in the current period, partially offset by market price increases.  Cost of goods sold as a percentage of net revenues increased to 71.6% for the six months ended July 31, 2008, as compared to 67.9% for the six months ended July 31, 2007.  The increase is primarily due to the increase in gasoline cost of goods as a result of overall market prices increases during the period.

Gross profit from continuing operations decreased 15.8% to $4.044 million for the six months ended July 31, 2008, from $4.802 million for the six months ended July 31, 2007.  The decrease is primarily due to the increase in market prices related to retail and wholesale gasoline as well as a decrease in sales.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses for continuing operations also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses for continuing operations decreased 8.4% to $3.578 million for the six months ended July 31, 2008, from $3.907 million for the six months ended July 31, 2007.  The decrease is due to decreases in personnel related costs, costs associated with the Company’s inventory bar-coding project, general repair and maintenance that includes weed and trash clean up and repair and maintenance related to overall weather condition such as snow removal and wind damage in the prior period, supplies, freight as a result of volume purchasing, bank card fees as a result of the decrease in sales and accounting costs in the prior period related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance partially offset by increases in sign repair and maintenance due to prior period weather conditions that limited the Company’s ability to travel to billboard locations as well as the cost of removing eight sign structures in Arizona.

Depreciation and amortization expense for continuing operations increased 8.2% to $421,000 for the six months ended July 31, 2008, from $389,000 for the six months ended July 31, 2007.  The increase is associated with certain asset additions for the six months ended July 31, 2008 offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 91.1% to $45,000 for the six months ended July 31, 2008, compared to operating income from continuing operations of $506,000 for the six months ended July 31, 2007.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) for continuing operations includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income for continuing operations decreased 4.4% to $71,000 for the six months ended July 31, 2008, compared to interest income of $75,000 for the six months ended July 31, 2007.  The decrease is due to lower interest rates on the Company’s marketable securities as well as lower receivable balances in the current period.  There was a gain from the sale of assets of $10,000 for the six months ended July 31, 2008 compared to a gain of $27,000 for the six months ended July 31, 2007.  The gain of $10,000 for the six months ended July 31, 2008 is due primarily to installment payments received related to notes receivable that include deferred gains.  The gain of $27,000 for the six months ended July 31, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $32,000 and an earnest deposit of $25,000 that was forfeited due to a purchase agreement closing date expiring, partially offset by a write off of approximately $28,000 of impaired assets, and a loss of approximately $1,000 on the sale of equipment and two vehicles.  Rental income was $77,000 for the six months ended July 31, 2008 compared to $86,000 for the six months ended July 31, 2007.  Interest expense decreased 35.8% to $138,000 for the six months ended July 31, 2008, from $215,000 for the six months ended July 31, 2007.  The decrease is primarily due to the retirement of loan fees of approximately $62,000 associated with the Company’s exchange of debt commitment with its primary lender in the prior period.

Income from continuing operations before income taxes decreased 86.5% to income of $65,000 for the six months ended July 31, 2008, compared to income before income taxes from continuing operations of $481,000 for the six months ended July 31, 2007, primarily due to decreases in net revenues, general and administrative expenses and cost of goods sold as a result of a slowing economy.  As a percentage of net revenues, the income from continuing operations before income taxes was 0.5% for the six months ended July 31, 2008, compared to income from continuing operations before income taxes of 3.2% for the six months ended July 31, 2007.

Income tax expense for continuing operations decreased 83.4% with income tax expense of $31,000 for the six months ended July 31, 2008, compared to income tax expense for continuing operations of $187,000 for the six months ended July 31, 2007.  The decrease is a result of the decrease in income from continuing operations before income taxes.

The foregoing factors contributed to a net income from continuing operations of $34,000 for the six months ended July 31, 2008, compared to net income from continuing operations of $294,000 for the six months ended July 31, 2007.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale (see Note 2 to the Condensed Financial Statements).  There is a loss of $20,000 for discontinued operations for the six months ended July 31, 2008 compared to a loss of $201,000 for the six months ended July 31, 2007.  There is an income tax benefit of $7,000 for the six months ended July 31, 2008, compared to an income tax benefit of $78,000 for the six months ended July 31, 2007.  The net loss from discontinued operations for the six months ended July 31, 2008 is $13,000 compared to a net loss from discontinued operations for the six months ended July 31, 2007 of $123,000.

Income from the disposal of discontinued operations, net of income tax expense of $549,000 for the six months ended July 31, 2007, is due to the sale of property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit.  The gain on the sale of the property, fixtures and equipment of approximately $967,000 was reduced by the retirement of loan fees of approximately $69,000 that were related to this retail location and the exchange of debt associated with the Company’s commitment with its primary lender, and is net of income tax expense of approximately $349,000.

The foregoing factors contributed to net income for the six months ended July 31, 2008 of $21,000 compared to net income of $720,000 for the six months ended July 31, 2007.

Index

BOWLIN TRAVEL CENTERS, INC.

Liquidity and Capital Resources

At July 31, 2008, the Company had working capital of $6.766 million compared to working capital of $6.705 million at January 31, 2008 (“working capital” is the excess of total current assets over total current liabilities).  At July 31, 2008, the Company had a current ratio of 5.4:1; compared to a current ratio of 5.4:1 as of January 31, 2008 (“current ratio” is the ratio of current assets to current liabilities).  The increase in working capital is primarily due to an increase in marketable securities of $200,000, an increase in inventory of $68,000, an increase in prepaid expenses of $47,000, a decrease in accrued liabilities of $133,000 and a decrease in deferred revenue of $19,000 offset by a decrease in cash of $144,000, a decrease in accountants receivable of $59,000, a decrease in income taxes of $56,000 and an increase in accounts payable of $138,000.  The increase in marketable securities, which consist of twelve-month certificates of deposit, is due to more certificates with maturity dates greater than three months in the current period.  The increase in inventory is primarily due to merchandise increases at the Company’s central warehouse as the Company prepared for summertime sales that typically occur in the second quarter and an increase in gasoline inventory as a result of higher market prices partially offset by a decrease in gasoline gallon inventory.  The increase in prepaid expenses is primarily due to an increase in prepaid insurance for which June 1, 2008 was the renewal date partially offset by prepaid rent.  The decrease in accrued liabilities is primarily due to decreases in accrued salaries and wages plus the related payroll taxes, as discretionary bonuses were accrued through January 31, 2008 to be paid the following fiscal year partially offset by an increase in accrued sales tax liability related to summertime sales as well as an increase in property taxes that were paid in December 2007 and have been accruing since that time.  The decrease in deferred revenue is a result of outdoor advertising billboard revenue as the Company had several annual contracts that did not begin until August 1, 2007.  The decrease in cash is due to lower cash balances at July 31, 2008 as a result of purchasing merchandise in preparation for the Company’s summer peak season that typically begins in the second quarter as well as a decrease in net income due to a decrease in sales and an increase in cost of goods sold as a result of an increase in the market price of gasoline.  The decrease in accounts receivable is primarily due to payments received resulting in lower receivable balances.  The decrease in income taxes asset is primarily due to a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases.  The increase in accounts payable is primarily due to purchasing merchandise as the Company prepared for summertime sales as well as timing of electronic fund transfers related to the Company’s wholesale gasoline sales.

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

Net cash provided by operating activities from continuing operations was $396,000 for the six months ended July 31, 2008, compared to net cash provided by operating activities from continuing operations of $383,000 for the six months ended July 31, 2007.  Net provided by in operating activities for the six months ended July 31, 2008 is primarily attributable to net income of $21,000, adjusted for depreciation and amortization expense of $429,000, offset by cash used by net operating assets and liabilities of $14,000, a decrease in net deferred income taxes of $32,000 and the gain on sale of assets of $10,000.  Net cash provided by operating activities for the six months ended July 31, 2007 is primarily attributable to net income of $720,000 adjusted for depreciation and amortization expense of $439,000, the retirement of debt issuance costs of $132,000 associated with the Company’s exchange of debt commitment with its primary lender and changes in net operating assets and liabilities of $160,000, partially offset by a decrease in net deferred income taxes of $88,000 and the gain on sales of assets of $994,000.

Index

BOWLIN TRAVEL CENTERS, INC.

Net cash used in investing activities for the six months ended July 31, 2008 was $479,000, primarily consisting of an increase in marketable securities of $200,000 and $318,000 used for purchases of property and equipment partially offset by payments from notes receivable, net, of $38,000.  Net cash used in investing activities for the six months ended July 31, 2007 was $37,000, primarily consisting of an increase in marketable securities of $1.878 million which includes the purchase of $1.500 million of marketable securities from the proceeds of the disposal of one discontinued operation and $623,000 used for purchases of property and equipment partially offset by the proceeds from the sale of property and equipment and the sale of property, fixtures and equipment located 17 miles west of Albuquerque, New Mexico at the Rio Puerco exit of $2.362 million and payments from notes receivable, net, of $61,000.

Net cash used by financing activities for the six months ended July 31, 2008 was $61,000, which consisted of payments on long-term debt.  For the six months ended July 31, 2007, net cash used in financing activities was $155,000, which consisted of payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline.  During the six months ended July 31, 2008, retail gasoline sales from continuing operations accounted for approximately 40.2% of the Company’s net sales.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in the control environment related to general merchandise inventory at the Company’s ten retail locations and that the related disclosure controls and procedures are ineffective. Historically, the Company has used yearly estimates based on standard markups within defined categories to record cost of goods sold.  The Company has historically counted physical inventory at each location at the end of each fiscal year.  Interim inventories were taken during the third quarter of fiscal year 2008 and again at the end of fiscal year 2008.  There were no material inventory adjustments for the fiscal year ended January 31, 2008 and the Company does not anticipate material adjustments going forward.  Throughout fiscal year 2008 the Company scanned and reconciled jewelry inventories at the retail locations on a monthly basis.  At the end of fiscal year 2008, the Company was able to use the value of the scanned jewelry inventories.  During fiscal year 2008, the Company began scanning general merchandise and the valuation process for scanned general merchandise is still being tested.  During the current fiscal year, the Company has scanned several merchandise inventories at selected retail locations and will continue to scan and test throughout the year.  The Company anticipates completing the testing phase of scanning general merchandise by the end of fiscal year 2009.

The general merchandise inventory at the Company’s ten retail locations was approximately $1.190 million or 34.2% of the Company’s total inventory.  Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur.  Therefore, the balance in the warehouse inventory account represents the ending inventory amount and management has concluded there is no weakness related to the warehouse inventory.  The warehouse inventory balance at the end of the Company’s second quarter was approximately $1.290 million or 37.1% of the Company’s total inventory.  Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical count was reconciled to the Company’s records; therefore management has concluded there are no weaknesses related to these inventories.  Gasoline, Dairy Queen, and jewelry inventories were approximately $891,000 or 25.6% of the Company’s total inventory.

Index

BOWLIN TRAVEL CENTERS, INC.

The Company continues to dedicate resources to correct this issue and to implement its plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold.  Other than the above described changes made in an attempt to resolve the above issue with respect to general merchandise inventory, there were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

Exhibit 10.56 – Exchange agreement, dated August 29, 2008, by and between Bowlin Travel Centers, Inc. and the Commissioner of Public Lands for the State of New Mexico, for relinquished real estate known as Lot 1, Hacienda de Mesilla Subdivision No. 2 in the County of Dona Ana, New Mexico with replacement real estate Northeast of the Corralitos Exit along Interstate 10, West of Las Cruces, Dona Ana County, New Mexico, in Section 36, Township 23 South, Range 2 West N.M.P.M.

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

Dated: September 10, 2008	/s/ Michael L. Bowlin
Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz
Nina J. Pratz, Chief Financial Officer and Senior Vice President