Form 10-Q
period 2008-10-31
BOWLIN TRAVEL CENTERS INC
filed 2008-12-10
CIK 1124653

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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

As of December 10, 2008, 4,582,348 shares of the issuer’s common stock were outstanding.

Index

BOWLIN TRAVEL CENTERS, INC.

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWLIN TRAVEL CENTERS, INC.
Condensed Balance Sheets
(in thousands, except share data)

	October 31,	January 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,906	$1,899
Marketable securities	1,800	2,300
Accounts receivable	63	94
Inventories	3,292	3,411
Prepaid expenses	228	208
Interest receivable	23	29
Income taxes	309	245
Notes receivable, current maturities	55	60
Total current assets	7,676	8,246

Property and equipment, net	9,850	9,855
Assets held for sale	1,118	1,123
Intangible assets, net	42	47
Investment in real estate	419	419
Notes receivable, less current maturities	132	172
Total assets	$19,237	$19,862

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$737	$769
Current installments of long-term debt	139	128
Accrued liabilities	403	620
Deferred revenue	34	24
Total current liabilities	1,313	1,541

Deferred income taxes	577	639
Long-term debt, less current installments	4,476	4,577
Total liabilities	6,366	6,757

Stockholders’ equity:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding at October 31, 2008 and January 31, 2008	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized, 4,582,348 issued and outstanding at October 31, 2008 and January 31, 2008	5	5
Less: Treasury stock (1,000 shares at par)	—	—
Common stock outstanding	5	5
Additional paid in capital, net	9,774	9,775
Retained earnings	3,092	3,325
Total stockholders’ equity	12,871	13,105
Total liabilities and stockholders’ equity	$19,237	$19,862

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Income
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gross sales	$5,917	$6,909	$20,243	$21,986
Less discounts on sales	48	246	150	378
Net sales	5,869	6,663	20,093	21,608
Cost of goods sold	4,295	4,792	14,474	14,935
Gross profit	1,574	1,871	5,619	6,673
General and administrative expenses	(1,755)	(1,849)	(5,335)	(5,756)
Depreciation and amortization	(212)	(205)	(633)	(594)
Operating income (loss)	(393)	(183)	(349)	323

Non-operating income (expense):
Interest income	32	58	104	133
Gain (loss) on sale of property and equipment	7	10	17	37
Interest expense	(71)	(83)	(208)	(298)
Miscellaneous income	—	—	—	2
Rental income	40	38	117	123
Total non-operating income (expense)	8	23	30	(3)

Income (loss) from continuing operations before income taxes	(385)	(160)	(319)	320
Income tax benefit (expense)	143	53	112	(133)
Income (loss) from continuing operations	(242)	(107)	(207)	187

Discontinued operations
Loss from operations of discontinued components	(19)	(68)	(40)	(270)
Income tax benefit	7	28	14	107
	(12)	(40)	(26)	(163)

Income from disposal of discontinued operations, net of income tax expense	—	—	—	549

Net income (loss)	$(254)	$(147)	$(233)	$573

Earnings (loss) per share:
Basic and diluted, continuing operations	$(0.05)	$(0.02)	$(0.04)	$0.04
Basic and diluted, discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Basic and diluted, disposal of discontinued operations	$—	$—	$—	$0.12
Basic and diluted, net income (loss)	$(0.06)	$(0.03)	$(0.05)	$0.13

Weighted average common shares outstanding	4,582,348	4,583,348	4,582,348	4,583,348

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.
Condensed Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	October 31,	October 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(233)	$573
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	645	655
Amortization of loan fee	3	14
Deferred income taxes, net	(62)	(108)
Gain on sale of assets	(17)	(1,004)
Retirement of debt issuance costs	—	132
Changes in operating assets and liabilities, net	(174)	(48)
Net cash provided by operating activities	162	214

Cash flows from investing activities:
Marketable securities	500	(247)
Purchase of marketable securities	—	(1,500)
Proceeds from sale of assets	1	2,448
Purchases of property and equipment, net	(653)	(874)
Accrued interest receivable	6	(18)
Investment in real estate	—	(4)
Notes receivable, net	82	78
Treasury stock, net	(1)	—
Net cash used in investing activities	(65)	(117)

Cash flows from financing activities:
Payments on long-term debt	(90)	(204)
Net cash used in financing activities	(90)	(204)

Net increase (decrease) in cash and cash equivalents	7	(107)
Cash and cash equivalents at beginning of period	1,899	2,308

Cash and cash equivalents at end of period	$1,906	$2,201

See accompanying notes to condensed financial statements.

Index

BOWLIN TRAVEL CENTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.
The condensed financial statements of Bowlin Travel Centers, Inc. (the “Company”) as of and for the three and nine months ended October 2008 and 2007 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, operating results and cash flows for the interim periods. The interim financial statements should be read in conjunction with the financial statements and notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2008.  Results of operations for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

2.	The Company continues to list two retail locations for sale. One location is in Alamogordo, New Mexico and the other retail location is in Edgewood, New Mexico.

The property, fixtures and equipment located 4 miles north of Alamogordo listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  The carrying value of the property, fixtures and equipment of approximately $647,000 and $653,000 have been reclassified as assets held for sale in the October 31, 2008 and January 31, 2008 balance sheets, respectively.  The results of operations of approximately ($12,000) and ($8,000) for the three months ended October 31, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.  The results of operations of approximately ($25,000) and ($12,000) for the nine months ended October 31, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The property, fixtures and equipment located in Edgewood listed for sale have been identified as a component as defined in FAS Statement No. 144 – Accounting for Impairment or Disposal of Long-Lived Assets (as amended).  On October 31, 2007, the Company closed the Edgewood location.  The carrying value of the property, fixtures and equipment of approximately $471,000 and $470,000 have been reclassified as assets held for sale in the October 31, 2008 and January 31, 2008 balance sheets, respectively.  There were no results of operations for the three months ended October 31, 2008.  The results of operations of approximately ($33,000) for the three months ended October 31, 2007 has been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.   The results of operations of approximately ($1,000) and ($99,000) for the nine months ended October 31, 2008 and 2007, respectively, have been reclassified to loss from discontinued operations of a component, net of the related income tax benefit.

The results of operations for the three months ended October 31, 2007, include approximately $1,000, which was reclassified to income of discontinued operations of a component, net of the related income tax expense.  The results of operations for the nine months ended October 31, 2007, include approximately ($52,000) which was reclassified to loss of discontinued operations of a component, net of the related income tax benefit.    This component was sold May 24, 2007.

3.
On August 29, 2008, the Company disposed of approximately one acre of land in the county of Dona Ana, New Mexico to the Commissioner of Public Lands for the State of New Mexico as Trustee for the State of New Mexico.  The land had a carrying value of approximately $125,000.  The Company exchanged the land for approximately 30 acres of land in Dona Ana County, New Mexico where the Company’s Old West Trading Post property is located.  The fair value of the land received and the carrying value of the land exchanged by the Company are approximately equal.  Therefore, no gain or loss was recorded on the transaction.

Index

BOWLIN TRAVEL CENTERS, INC.

4.
On September 29, 2008, the Company issued a press release announcing plans to begin a stock repurchase program whereby up to 1,000,000 shares of its common stock outstanding may be repurchased in the open market or in privately negotiated purchases from time to time, depending on market conditions and other factors.  The purchases will be funded from available working capital and will be made in accordance with applicable securities laws and regulations.

During the quarter ended October 31, 2008, the Company repurchased 1,000 shares of its outstanding common stock for $1.60 per share, a total repurchase of $1,600.  The common stock issued and outstanding was reduced by 1,000 shares or $1.00, and additional paid in capital was reduced by $1,599.  The reduction in shares issued and outstanding and additional paid in capital is reflected in the accompanying balance sheet.

5.	New Accounting Pronouncements.

In November 2008, the FASB announced plans to issue final FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”.  The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, are finalized and approved by the Board.  Effective at the end of the first reporting period (interim and annual) after issuance of the FSP for public entities, the FSP amends Statement 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities.  It also amends Interpretation 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently assessing the effect of FAS 140-4 and FIN 46(R)-8 on its financial statements, but it is not expected to be material.

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

Overview

The following is a discussion of the financial condition as of October 31, 2008 and January 31, 2008 and results of operations of the Company as of and for the periods ended October 31, 2008 and 2007.  This discussion should be read in conjunction with the Financial Statements of the Company and the related notes included in the Company’s annual report on Form 10-K for fiscal year ended January 31, 2008.

The Company’s principal business activities include the operation of full-service travel centers and restaurants that offer brand name food and gasoline, and a unique variety of Southwestern merchandise to the traveling public in New Mexico and Arizona.

The Company’s gross retail sales include merchandise, retail gasoline sales, restaurant sales and wholesale gasoline sales.  Each of the Company’s travel center locations retails a variety of unique Southwestern souvenirs and gifts.  The Company operates ten full-service travel centers along interstate highways in Arizona and New Mexico.  Two of the Company’s travel centers are held for sale.  Eight of the ten retail operations retail gasoline.  Four of the Company’s ten locations have full-service restaurants that operate under the Dairy Queen/Brazier or Dairy Queen brand names; one of the Company’s ten locations operates a DQ Treat restaurant that sells only ice cream, hot dogs, chili dogs and drinks.  The merchandise, gasoline and restaurant retail sales are all a part of the Company’s ongoing retail business and have been aggregated.

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

Index

BOWLIN TRAVEL CENTERS, INC.

Results of Operations

Comparison of the Three Months Ended October 31, 2008 and October 31, 2007

Gross sales from continuing operations at the Company’s travel centers decreased by 14.4% to $5.917 million for the three months ended October 31, 2008, from $6.909 million for the three months ended October 31, 2007.  Merchandise sales from continuing operations decreased 24.0% to $1.678 million for the three months ended October 31, 2008, from $2.207 million for the three months ended October 31, 2007. The decrease is primarily due to decreases in all merchandise categories with the exception of a slight increase in cigarette sales.  The overall decrease in general merchandise sales is due to a slowing economy.  In Arizona, a major interchange construction project adversely affected merchandise sales at two locations.  In addition, increases in gasoline prices continue to have a negative impact on travel and sales.  Retail gasoline sales from continuing operations decreased 7.8% to $2.390 million for the three months ended October 31, 2008, from $2.591 million for the same period in 2007.  The decrease is due to a decrease in gallons sold of approximately 228,000 gallons partially offset by an increase in the average retail price per gallon of approximately $0.82 per gallon.  The average gallon of gasoline retailed for approximately $3.90 for the three months ended October 31, 2008 compared to $3.08 for the three months ended October 31, 2007.  Restaurant sales from continuing operations decreased 20.3% to $463,000 for the three months ended October 31, 2008, from $581,000 for the three months ended October 31, 2007.  The decrease is primarily due to a change at one of the Company’s Dairy Queen locations from a full-service restaurant to a DQ Treat restaurant that sells only soft serve ice cream, hot dogs, chili dogs and drinks.  A major interchange construction project in Arizona adversely affected restaurant sales at one location.  In addition, convenience store food sales at Picacho Peak Plaza negatively affected restaurant sales at the Picacho Peak DQ and increases in gasoline prices continue to have a negative impact on travel and restaurant sales.  Wholesale gasoline sales to independent retailers decreased 9.4% to $1.386 million for the three months ended October 31, 2008, from $1.530 million for the three months ended October 31, 2007.  The decrease is primarily due to a decrease in gasoline gallons purchased of approximately 134,000 gallons in the current period, partially offset by market price increases.

Cost of goods sold for continuing operations decreased 10.4% to $4.295 million for the three months ended October 31, 2008, from $4.792 million for the three months ended October 31, 2007.  Merchandise cost of goods from continuing operations decreased 26.0% to $585,000 for the three months ended October 31, 2008, from $791,000 for the three months ended October 31, 2007.  The decrease relates to the decrease in sales.  Retail gasoline cost of goods from continuing operations decreased 5.6% to $2.178 million for the three months ended October 31, 2008, from $2.306 million for the three months ended October 31, 2007.  The decrease corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold.  Restaurant cost of goods from continuing operations decreased 12.3% to $150,000 for the three months ended October 31, 2008, from $171,000 for the three months ended October 31, 2007.  The decrease is primarily due to one of the Company’s Dairy Queen locations changing from a full-service restaurant to a restaurant serving only soft serve ice cream, hot dogs, chili dogs and drinks, partially offset by increases in food prices and gasoline delivery surcharges.  Wholesale gasoline cost of goods decreased 9.3% to $1.382 million for the three months ended October 31, 2008, from $1.524 million for the three months ended October 31, 2007.  The decrease is primarily due to a decrease in gasoline gallons purchased in the current period, partially offset by market price increases.  Cost of goods sold as a percentage of net revenues increased to 73.2% for the three months ended October 31, 2008, as compared to 71.9% for the three months ended October 31, 2007.  The increase is primarily due to the increase in gasoline cost of goods as a result of overall market price increases during the period.

Gross profit from continuing operations decreased 15.9% to $1.574 million for the three months ended October 31, 2008, from $1.871 million for the three months ended October 31, 2007.  The decrease is primarily due to the decrease in sales partially offset by a decrease in discounts on sales resulting from the fact that in August 2007 a promotion was offered discounting all merchandise by 25%, while no such promotion was offered in the three months ended October 31, 2008.

Index

BOWLIN TRAVEL CENTERS, INC.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses for continuing operations also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses for continuing operations decreased 5.1% to $1.755 million for the three months ended October 31, 2008, from $1.849 million for the three months ended October 31, 2007.  The decrease is due to reductions in (i) personnel related costs, (ii) costs associated with the Company’s inventory bar-coding project, (iii) donations, (iv) sign repair and maintenance costs, (v) supplies, (vi) freight costs as a result of volume purchasing, (vii) bank card fees, as a result of the decrease in sales and (viii) accounting costs due to costs in the prior period related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance.  The above reductions were partially offset by increases in investor relations and legal costs associated with the Company’s stock repurchase program (see Note 4 to the Consolidated Financial Statements).

Depreciation and amortization expense for continuing operations increased 3.4% to $212,000 for the three months ended October 31, 2008, from $205,000 for the three months ended October 31, 2007.  The increase is associated with certain asset additions for the three months ended October 31, 2008, partially offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 114.8% to a loss of $393,000 for the three months ended October 31, 2008, compared to a loss from continuing operations of $183,000 for the three months ended October 31, 2007.

Non-operating income (expense) for continuing operations includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income for continuing operations decreased 44.8% to $32,000 for the three months ended October 31, 2008, compared to interest income of $58,000 for the three months ended October 31, 2007.  The decrease is due to lower interest rates on the Company’s marketable securities, the decision not to renew several certificates of deposit as they became due and lower receivable balances in the current period.  There was a gain from the sale of assets of $7,000 for the three months ended October 31, 2008 compared to a gain of $10,000 for the three months ended October 31, 2007.  The gain of $7,000 for the three months ended October 31, 2008 is due primarily to installment payments received related to notes receivable that include deferred gains of approximately $26,000 and a gain of approximately $1,000 on the sale of equipment partially offset by a loss of approximately $20,000 of billboard signs.  The gain of $10,000 for the three months ended October 31, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $5,000 and a gain on the sale of property, fixtures and equipment located in Lordsburg, New Mexico to Don Juan Restaurant of approximately $5,000.  Rental income was $40,000 for the three months ended October 31, 2008 compared to $38,000 for the three months ended October 31, 2007.  Interest expense decreased 14.5% to $71,000 for the three months ended October 31, 2008, from $83,000 for the three months ended October 31, 2007.  The decrease is primarily due to normal scheduled payments.

The loss from continuing operations before income taxes increased 140.6% to a loss of $385,000 for the three months ended October 31, 2008, compared to a loss before income taxes from continuing operations of $160,000 for the three months ended October 31, 2007, primarily due to decreases in net revenues as a result of a slowing economy.  As a percentage of net revenues, the loss from continuing operations before income taxes was 6.7% for the three months ended October 31, 2008, compared 2.7% for the three months ended October 31, 2007.

The income tax benefit for continuing operations increased 169.8% to an income tax benefit of $143,000 for the three months ended October 31, 2008, compared to an income tax benefit for continuing operations of $53,000 for the three months ended October 31, 2007.  The increase is a result of the increase in the loss from continuing operations before income taxes.

Index

BOWLIN TRAVEL CENTERS, INC.

The foregoing factors contributed to a net loss from continuing operations of $242,000 for the three months ended October 31, 2008, compared to a net loss from continuing operations of $107,000 for the three months ended October 31, 2007.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale (see Note 2 to the Condensed Financial Statements).  There is a loss of $19,000 for discontinued operations for the three months ended October 31, 2008 compared to a loss of $68,000 for the three months ended October 31, 2007.  There is an income tax benefit of $7,000 for the three months ended October 31, 2008, compared to an income tax benefit of $28,000 for the three months ended October 31, 2007.  The net loss from discontinued operations for the three months ended October 31, 2008 is $12,000 compared to a net loss from discontinued operations for the three months ended October 31, 2007 of $40,000.

The foregoing factors contributed to a net loss for the three months ended October 31, 2008 of $254,000 compared to a net loss of $147,000 for the three months ended October 31, 2007.

Comparison of the Nine Months Ended October 31, 2008 and October 31, 2007

Gross sales from continuing operations at the Company’s travel centers decreased by 7.9% to $20.243 million for the nine months ended October 31, 2008, from $21.986 million for the nine months ended October 31, 2007.  Merchandise sales from continuing operations decreased 18.4% to $6.023 million for the nine months ended October 31, 2008, from $7.379 million for the nine months ended October 31, 2007. The decrease is primarily due to decreases in all merchandise categories with the exception of convenience store sales that include food such as chips, nuts, cookies and prepackaged sandwiches along with a variety of bottled and canned drinks and cigarette sales.  There is a decrease in general merchandise sales due to a slowing economy.  In Arizona, a major interchange construction project adversely affected merchandise sales at two locations.  County ordinances that regulated the sales of fireworks at one of the Company’s retail locations during the current period caused an abnormal decrease.  In addition, increases in gasoline prices continue to have a negative impact on travel and sales.  Retail gasoline sales from continuing operations increased 1.5% to $8.114 million for the nine months ended October 31, 2008, from $7.998 million for the same period in 2007.  The increase is due to an increase in the average retail price per gallon of approximately $0.80 per gallon, partially offset by a decrease in gallons sold of approximately 512,000 gallons.  The average gallon of gasoline retailed for approximately $3.87 for the nine months ended October 31, 2008 compared to $3.07 for the nine months ended October 31, 2007.  Restaurant sales from continuing operations decreased 16.1% to $1.610 million for the nine months ended October 31, 2008, from $1.920 million for the nine months ended October 31, 2007.  The decrease is primarily due to a change at one of the Company’s Dairy Queen locations from a full-service restaurant to a DQ Treat restaurant that sells only soft serve ice cream, hot dogs and chili dogs and drinks.  A major interchange construction project in Arizona adversely affected restaurant sales at one location.  In addition, convenience store food sales at Picacho Peak Plaza negatively affect restaurant sales at the Picacho Peak DQ and increases in gasoline prices continue to have a negative impact on travel and restaurant sales.  Wholesale gasoline sales to independent retailers decreased 4.1% to $4.496 million for the nine months ended October 31, 2008, from $4.689 million for the nine months ended October 31, 2007.  The decrease is primarily due to a decrease of approximately 455,000 in gasoline gallons purchased in the current period, partially offset by market price increases.

Index

BOWLIN TRAVEL CENTERS, INC.

Cost of goods sold for continuing operations decreased 3.1% to $14.474 million for the nine months ended October 31, 2008, from $14.935 million for the nine months ended October 31, 2007.  Merchandise cost of goods from continuing operations decreased 16.7% to $2.161 million for the nine months ended October 31, 2008, from $2.594 million for the nine months ended October 31, 2007.  The decrease relates to the decrease in sales.  Retail gasoline cost of goods from continuing operations increased 3.2% to $7.348 million for the nine months ended October 31, 2008, from $7.123 million for the nine months ended October 31, 2007.  The increase corresponds to increases in overall market prices during the period and is partially offset by a decrease in gallons sold.  Restaurant cost of goods from continuing operations decreased 12.0% to $482,000 for the nine months ended October 31, 2008, from $548,000 for the nine months ended October 31, 2007.  The decrease is primarily due to one of the Company’s Dairy Queen locations changing from a full-service restaurant to a restaurant that sells only soft serve ice cream, hot dogs, chili dogs and drinks, partially offset by increases in food prices and gasoline delivery surcharges.  Wholesale gasoline cost of goods decreased 4.0% to $4.483 million for the nine months ended October 31, 2008, from $4.670 million for the nine months ended October 31, 2007.  The decrease is primarily due to a decrease in gasoline gallons purchased in the current period, partially offset by market price increases.  Cost of goods sold as a percentage of net revenues increased to 72.0% for the nine months ended October 31, 2008, as compared to 69.1% for the nine months ended October 31, 2007.  The increase is primarily due to the increase in gasoline cost of goods as a result of overall market prices increases during the period.

Gross profit from continuing operations decreased 15.8% to $5.619 million for the nine months ended October 31, 2008, from $6.673 million for the nine months ended October 31, 2007.  The decrease is primarily due to the decrease in sales partially offset by a decrease in discounts on sales resulting from the fact that in August 2007 a promotion was offered discounting all merchandise by 25%, while no such promotion was offered in the nine months ending October 31, 2008.

General and administrative expenses for continuing operations consist primarily of salaries, bonuses and commissions for travel center personnel, property costs and repairs and maintenance.  General and administrative expenses for continuing operations also include executive and administrative compensation and benefits, accounting, legal and investor relations fees.  General and administrative expenses for continuing operations decreased 7.3% to $5.335 million for the nine months ended October 31, 2008, from $5.756 million for the nine months ended October 31, 2007.  The decrease is due to reductions in  (i) personnel related costs, (ii) costs associated with the Company’s inventory bar-coding project, (iii) freight costs as a result of volume purchasing,  (iv) bank card fees as a result of the decrease in sales and  (v) accounting costs in the prior period related to Section 404 of Sarbanes-Oxley internal controls over financial reporting compliance.  The above cost reductions were partially offset by increases in investor relations and legal costs associated with the Company’s stock repurchase program (see Note 4 to the Consolidated Financial Statements).

Depreciation and amortization expense for continuing operations increased 6.6% to $633,000 for the nine months ended October 31, 2008, from $594,000 for the nine months ended October 31, 2007.  The increase is associated with certain asset additions for the nine months ended October 31, 2008 offset by some assets becoming fully depreciated or disposed of.

The above factors contributed to an overall decrease in operating income from continuing operations of 208.0% to a loss of $349,000 for the nine months ended October 31, 2008, compared to operating income from continuing operations of $323,000 for the nine months ended October 31, 2007.

Index

BOWLIN TRAVEL CENTERS, INC.

Non-operating income (expense) for continuing operations includes interest income, gains and losses from the sale of assets, rental income and interest expense.  Interest income for continuing operations decreased 21.8% to $104,000 for the nine months ended October 31, 2008, compared to interest income of $133,000 for the nine months ended October 31, 2007.  The decrease is due to lower interest rates on the Company’s marketable securities, the decision not to renew several certificates of deposit as they became due and lower receivable balances in the current period.  There was a gain from the sale of assets of $17,000 for the nine months ended October 31, 2008 compared to a gain of $37,000 for the nine months ended October 31, 2007.  The gain of $17,000 for the nine months ended October 31, 2008 is due primarily to installment payments received related to notes receivable that include deferred gains of approximately $37,000 offset by a loss of approximately $20,000 of billboard signs.  The gain of $37,000 for the nine months ended October 31, 2007 is due to installment payments received related to notes receivable that include deferred gains of approximately $37,000, an earnest deposit of $24,000 that was forfeited due to a purchase agreement closing date expiring, a gain of approximately $5,000 from the sale of property, fixtures and equipment located in Lordsburg, New Mexico to Don Juan Restaurant, partially offset by a write off of approximately $28,000 of impaired assets, and a loss of approximately $1,000 on the sale of equipment and two vehicles.  Rental income was $117,000 for the nine months ended October 31, 2008 compared to $123,000 for the nine months ended October 31, 2007.  Interest expense decreased 30.2% to $208,000 for the nine months ended October 31, 2008, from $298,000 for the nine months ended October 31, 2007.  The decrease is primarily due to the retirement of loan fees of approximately $62,000 associated with the Company’s exchange of debt commitment with its primary lender in the prior period.

Income from continuing operations before income taxes decreased 199.7% to a loss of $319,000 for the nine months ended October 31, 2008, compared to income before income taxes from continuing operations of $320,000 for the nine months ended October 31, 2007, primarily due to decreases in net revenues as a result of a slowing economy.  As a percentage of net revenues, the loss from continuing operations before income taxes was 1.6% for the nine months ended October 31, 2008, compared to income from continuing operations before income taxes of 1.5% for the nine months ended October 31, 2007.

Income tax expense for continuing operations decreased 184.2% with an income tax benefit of $112,000 for the nine months ended October 31, 2008, compared to income tax expense for continuing operations of $133,000 for the nine months ended October 31, 2007.  The decrease is a result of the loss in income from continuing operations before income taxes compared to income from continuing operations before income taxes in the prior period.

The foregoing factors contributed to a net loss from continuing operations of $207,000 for the nine months ended October 31, 2008, compared to net income from continuing operations of $187,000 for the nine months ended October 31, 2007.

Discontinued operations include the property, fixtures and equipment for the two retail locations that the Company has listed for sale (see Note 2 to the Condensed Financial Statements).  There is a loss of $40,000 for discontinued operations for the nine months ended October 31, 2008 compared to a loss of $270,000 for the nine months ended October 31, 2007.  There is an income tax benefit of $14,000 for the nine months ended October 31, 2008, compared to an income tax benefit of $107,000 for the nine months ended October 31, 2007.  The net loss from discontinued operations for the nine months ended October 31, 2008 is $26,000 compared to a net loss from discontinued operations for the nine months ended October 31, 2007 of $163,000.

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

Index

BOWLIN TRAVEL CENTERS, INC.

The foregoing factors contributed to a net loss for the nine months ended October 31, 2008 of $233,000 compared to net income of $573,000 for the nine months ended October 31, 2007.

Liquidity and Capital Resources

At October 31, 2008, the Company had working capital of $6.363 million compared to working capital of $6.705 million at January 31, 2008 (“working capital” is the excess of total current assets over total current liabilities).  At October 31, 2008, the Company had a current ratio of 5.8:1; compared to a current ratio of 5.4:1 as of January 31, 2008 (“current ratio” is the ratio of current assets to current liabilities).  The decrease in working capital is primarily due to a decrease in marketable securities of $500,000, a decrease in inventory of $119,000, a decrease in accounts receivable of $31,000, an increase in the current portion of long-term debt of $11,000 and an increase in deferred revenue of $10,000 partially offset by a decrease in accrued liabilities of $217,000, an increase in income taxes of $64,000, a decrease in accounts payable of $32,000 and an increase in prepaid expenses of $20,000.  The decrease in marketable securities, which consist of twelve-month certificates of deposit, is primarily due to non-renewal of several certificates of deposit as they became due, the funds from which will be used for capital expenditures and for operations as sales continue to decline.  The decrease in inventory is primarily due to inventory decreases at the Company’s retail locations partially offset by an increase in gasoline inventory as a result of higher market prices at the end of the period as well as an increase in inventory at the Company’s central warehouse as the Company prepares for holiday sales.  The decrease in accounts receivable is primarily due to payments received resulting in lower receivable balances.  The increase in the current portion of long-term debt is primarily due to greater principal reduction as a result of a lower interest rate.  The increase in deferred revenue is primarily due to non-renewable outdoor leases in the prior period.   The decrease in accrued liabilities is primarily due to decreases in accrued salaries and wages and payment of payroll taxes related to discretionary bonuses that were accrued through January 31, 2008 and paid during the current fiscal year partially offset by an increase in accrued property taxes that will be paid in December 2008 as well as an increase in accrued vacation payable.  The increase in income taxes asset is primarily due to a result of deferred tax assets and liabilities recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing current assets and liabilities and their respective tax bases.  The decrease in accounts payable is primarily due to timing of electronic fund transfers related to the Company’s wholesale gasoline sales.  The increase in prepaid expenses is primarily due to an increase in prepaid insurance as June 1, 2008 was the renewal date partially offset by prepaid rent.

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

Net cash provided by operating activities from continuing operations was $162,000 for the nine months ended October 31, 2008, compared to net cash provided by operating activities from continuing operations of $214,000 for the nine months ended October 31, 2007.  Net cash provided by operating activities for the nine months ended October 31, 2008 is primarily attributable to depreciation and amortization expense of $645,000, offset by a net loss of $233,000, changes in net operating assets and liabilities of $174,000, a decrease in net deferred income taxes of $62,000 and the gain on sale of assets of $17,000.  Net cash provided by operating activities for the nine months ended October 31, 2007 is primarily attributable to net income of $573,000 adjusted for depreciation and amortization expense of $655,000, and the retirement of debt of issuance costs of $132,000 partially offset by the gain on sale of assets of $1.004 million and a decrease in deferred income taxes of $108,000.

Index

BOWLIN TRAVEL CENTERS, INC.

Net cash used in investing activities for the nine months ended October 31, 2008 was $65,000, primarily consisting of purchases of property and equipment of $653,000 partially offset by a decrease in marketable securities of $500,000 and payments from notes receivable, net, of $82,000.  Net cash used in investing activities for the nine months ended October 31, 2007 was $117,000, primarily consisting of an increase in marketable securities of $1.727 million which includes the purchase of $1.500 million of marketable securities from the proceeds of the disposal of one discontinued operation and $874,000 used for purchases of property and equipment partially offset by the proceeds from the sale of property and equipment and the sale of property, fixtures and equipment of $2.448 million and payments from notes receivable, net, of $78,000.

Net cash used by financing activities for the nine months ended October 31, 2008 was $90,000, which consisted of payments on long-term debt.  For the nine months ended October 31, 2007, net cash used in financing activities was $204,000, which consisted of payments on long-term debt.

The Company’s business and cash flow from operations rely on revenues generated from the sale of gasoline.  During the nine months ended October 31, 2008, retail gasoline sales from continuing operations accounted for approximately 40.4% of the Company’s net sales.

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

Index

BOWLIN TRAVEL CENTERS, INC.

The general merchandise inventory at the Company’s ten retail locations was approximately $1.143 million or 34.7% of the Company’s total inventory.  Inventory at the Company’s warehouse was maintained on a perpetual inventory system where purchases and issues are recorded directly into the inventory account as they occur.  Therefore, the balance in the warehouse inventory account represents the ending inventory amount and management has concluded there is no weakness related to the warehouse inventory.  The warehouse inventory balance at the end of the Company’s third quarter was approximately $1.260 million or 38.3% of the Company’s total inventory.  Other key inventories including gasoline, Dairy Queen food and jewelry were taken monthly and the physical count was reconciled to the Company’s records; therefore management has concluded there are no weaknesses related to these inventories.  Gasoline, Dairy Queen, and jewelry inventories were approximately $782,000 or 23.8% of the Company’s total inventory.

The Company continues to dedicate resources to correct this issue and to implement its plan to use an electronic point of sale merchandise tracking system that will provide the Company with the ability to conduct more periodic physical inventories as well as more accurately monitor cost of goods sold.  Other than the above described changes made in an attempt to resolve the above issue with respect to general merchandise inventory, there were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings. None.

Item 1A.	Risk Factors. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) or Shares (or Units) that May Yet be Purchased Under the Plans or Programs

8/1/2008 – 8/31/2008	—	$—	—	1,000,000
9/1/2008 – 9/30/2008	—	$—	—	1,000,000
10/1/2008 – 10/31/2008	1,000	$1.60	1,000	999,000
Total	1.000	$1.60	1,000	1,000,000

(1)
On September 26, 2008, the Board of Directors of the Company authorized the repurchase of up to one million shares of the Company’s common stock in the open market or through privately negotiated transactions.  This repurchase plan was announced in press release filed as an exhibit to the Company’s 8-K filed on September 29, 2008.  Unless the plan is extended by the Board of Directors, the plan will expire on the earlier to occur of the repurchase of the maximum number of shares authorized under the plan or September 29, 2009, or at such earlier time as the Board of Directors determines.

Index

BOWLIN TRAVEL CENTERS, INC.

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

Dated: December 10, 2008	/s/ Michael L. Bowlin
Michael L. Bowlin, Chairman of the Board, President and Chief Executive Officer

/s/ Nina J. Pratz
Nina J. Pratz, Chief Financial Officer and Senior Vice President